Form 10-Q
period 2010-12-31
Hazlo! Technologies, Inc.
filed 2011-02-18
CIK 1501958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Hazlo! Technologies, Inc.

(Exact name of registrant as specified in its Charter)

Nevada	333-170480	80-0638212
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

9181 S. Antler Crest Drive

Vail, AZ 85641

 (Address of Principal Executive Offices)

_______________

(520) 990-5533

(Issuer Telephone number)

_______________

Not Applicable

 (Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Non-Accelerated Filer ☐	Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of February 16, 2011 there were 5,200,000 shares of common stock issued and outstanding.

HAZLO! TECHNOLOGIES, INC.

FORM 10-Q

December 31, 2010

TABLE OF CONTENTS

Page

No.

----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets at December 31, 2010 (unaudited) and September 30, 2010

5

Statements of Operations for the three months ended December 31, 2010 (unaudited) and for the period August 19, 2010 (inception) through December 31, 2010 (unaudited)

6

Statements of Stockholders' Equity as of December 31, 2010 (unaudited)

7

Statements of Cash Flows for the three months ended December 31, 2010 (unaudited) and for the period August 19, 2010 (inception) through December 31, 2010 (unaudited)

8

Notes to Financial Statements as of December 31, 2010 (unaudited)

9

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

12

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

13

Item 4.

Controls and Procedures

13

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

15

Item 1A.

Risk Factors

15

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3.

Defaults Upon Senior Securities

15

Item 4.

Submission of Matters to a Vote of Security Holders

15

Item 5.

Other Information

15

Item 6.

Exhibits

15

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward – looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (the “SEC”) and declared effective on February 11, 2011. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, "we," the "Company," "our," and "us" refers to Hazlo! Technologies, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets at December 31, 2010 (unaudited) and September 30, 2010	5

Statements of Operations for the three months ended December 31, 2010 (unaudited) and
for the period August 19, 2010 (inception) through December 31, 2010 (unaudited)	6

Statements of Stockholders' Equity as of December 31, 2010 (unaudited)	7

Statements of Cash Flows for the three months ended December 31, 2010 (unaudited) and
for the period August 19, 2010 (inception) through December 31, 2010 (unaudited)	8

Notes to Financial Statements as of December 31, 2010 (unaudited)	9

HAZLO! TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	12/31/10 (unaudited)	09/30/10

ASSETS
Cash and equivalents	$ 6,637	$ 15,447

TOTAL ASSETS	$ 6,637	$ 15,447

LIABILITIES
	-	-
TOTAL LIABILITIES	$ -	$ -

SHAREHOLDERS' EQUITY
Common stock: $0.001 par value; 75,000,000 shares authorized; 5,200,000 shares issued and outstanding at December 31, 2010 and September 30, 2010	$ 5,200	$ 5,200
Additional paid-in capital	10,400	10,400
Deficit accumulated during the development phase	(8,963)	(153)
TOTAL SHAREHOLDERS' EQUITY	6,637	15,447

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 6,637	$ 15,447

See accompanying notes to the financial statements

HAZLO! TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended 12/31/10	From Inception (8/19/10) to 12/31/10

Revenues	$ -	$ -

OPERATING EXPENSES
General and administrative expenses	8,810	8,963

Net operating loss	(8,810)	(8,963)

NET LOSS	$ (8,810)	$ (8,963)

Net loss per share, basic and fully diluted	$ (0.00)	(0.00)
Weighted average number of shares outstanding	5,200,000

See accompanying notes to the financial statements.

HAZLO! TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Period from August 19, 2010 (Inception) through December 31, 2010

(Unaudited)

		Common Stock, Par Value $0.001		Add’l Paid In Capital	Develop. Stage Deficit	Total Shareholder Equity
	Date	Shares	Amount

Inception, 8/19/10	08/19/10	-	$ -	$ -	$ -	$ -

Shares issued for cash to founders	08/27/10	5,000,000	5,000	10,000	-	15,000

Shares issued for cash to founders	08/30/10	200,000	200	400		600

Net loss					(153)	(153)

Balances, 09/30/10		5,200,000	5,200	10,400	(153)	15,447

Net loss					(8,810)	(8,810)

Balances, 12/31/10		5,200,000	$ 5,200	$ 10,400	$ (8,963)	$ 6,637

See accompanying notes to the financial statements.

HAZLO! TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended 12/31/10	From Inception (8/19/10) to 12/31/10

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (8,810)	$ (8,963)

Net cash used in operating activities	(8,810)	(8,963)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-
Net cash provided by / used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	-	15,600

Net cash provided by financing activities	-	15,600

NET INCREASE / (DECREASE) IN CASH	(8,810)	6,637

Cash at beginning of period	15,447	-
Cash at end of period	$ 6,637	$ 6,637

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$ -	$ -
Cash paid for income taxes	-	-

See accompanying notes to the financial statements

HAZLO! TCHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

December 31, 2010

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Organization, Nature of Operations and  Basis of Presentation

Organization and History

Hazlo! Technologies, Inc. was incorporated on August 19, 2010 in the State of Nevada. Our founding partners are Michael A. Klinicki, Director, and Alejandra J. De La Torre, Director and President.

Nature of Operations

Our business plan is to modify and translate software and web applications originally written in English into Spanish and to focus on the needs of the Arizona business community to better serve the Spanish-speaking population.  We hope to generate revenues through the sale of fixed-cost service contracts as well as term-based maintenance contracts with various businesses.  We plan to market our services through advertising, trade shows, customer outreach campaigns and referrals.

Development Stage

The Company has not earned revenue from planned principal operations since inception (August 19, 2010). Accordingly, the Company's activities have been accounted for as those of a development stage enterprise as set forth in Accounting Codification Standard (“ASC”) Topic 915 (“ASC 915”), Development Stage Entities. Among the disclosures required by ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Basis of Presentation and Summary of Significant Accounting Policies

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. As of December 31, 2010 and September 30, 2010, there were no cash equivalents.

Property and Equipment:   New property and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Revenue Recognition:  the Company will recognize revenue when persuasive evidence of an agreement exists, services have been rendered, the sales price of a unit is fixed or determinable, and collectibility is reasonably assured.  Since our inception on August 19, 2010 through the date of these financial statements, we have earned no revenues.

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Stock Based Compensation: Stock-based awards to non-employees are accounted for using the fair value method in accordance with ASC 718, Compensation-Stock Compensation.  The provisions of ASC 718  requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.

We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the period ended September 30, 2010. ASC 718 also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow.

Fair Value of Financial Instruments: ASC 825, Financial Instruments requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding during the period from inception (August 19, 2010) to December 31, 2010.

Income Taxes: We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse.

ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

ASC 740 also requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards.  Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $8,963 at December 31, 2010, and had a net loss of the same amount for the for the period from inception (August 19, 2010) to December 31, 2010.  During that same period, cash used in operations was $8,963.  No revenues have been earned since inception.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Stockholder’ Equity

We are authorized to issue up to 75 million shares of common stock.  As of December 31, 2010, we have issued 5,200,000 shares.   5,000,000 million of these shares were issued to Michael A. Klinicki, a founding shareholder and director in exchange for $15,000 in cash.  200,000 of these shares were issued to Alejandra J. De La Torre, Director and President in exchange for $600 in cash.

Potentially Dilutive Securities

We have no potentially dilutive securities outstanding at December 31, 2010 or September 30, 2010.

Note 4 – Related Party Transaction

As discussed in Note 3, we issued 5,200,000 shares of stock to founding shareholders and officers in exchange for $15,600 in cash.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

Overview

We were incorporated in Nevada on August 19, 2010 and are a development stage company.  We plan to initiate business in the software and web application industry.  We plan to focus our business on the Spanish-speaking market of Arizona.  Our primary business plan involves modifying and translating software and web applications originally written in English to Spanish and servicing the information technology (IT) needs of Arizona businesses seeking to better serve the Spanish-speaking population.  We will generate revenue through the sale of fixed-cost service contracts as well as term-based maintenance contracts with various businesses.  We plan to market our services through advertising, trade shows, customer outreach campaigns, and customer referral.

The company’s market focus will be providing language translation for our customers. The principle features of our service will include updating and maintaining software and websites for our customers.  Our business objective is to provide customers with a seamless and fluid translation service for their existing systems.  Through custom modification and programming, we intend to automate the translation process by making use of third party translation software and utilities.  Our services will allow customers to leverage the use of their existing software and web applications by being able to serve English and Spanish speaking individuals with user-friendly, real-time translation.

Results of Operations

The following discussion should be read in conjunction with the accompanying financial statements and the Company's S-1 and amended S-1/As. Results for interim periods may not be indicative of results for the full year.

During the first three months of the Company’s 2010 fiscal year we focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA). On November 9, 2010 the Company filed a Registration Statement on Form S-1 and subsequently filed S-1/A amendments with the SEC. The Registration Statement was declared effective as of February 11, 2011.

The Company has not generated any revenue during the period from August 19, 2010 (inception) through December 31, 2010.

Total expenses for the period from August 19, 2010 (inception) through December 31, 2010 were $8,963, resulting in an operating loss for the period of $8,963. Basic and diluted loss per share for the same period was $0.00.

Expenses were comprised of general and administrative expenses and consisted primarily of filing and professional fees, office expenses and bookkeeping for the period from August 19, 2010 (inception) through December 31, 2010.

Total expenses for the three (3) months ended December 31, 2010 were $8,810 resulting in an operating loss for the period of $8,810. Basic and diluted loss per share was $0.00 for the three (3) months ending December 31, 2010.

Expenses were comprised of general and administrative expenses and consisted primarily of filing and professional fees, office expenses and bookkeeping for the three (3) months ending December 31, 2010.

Total liabilities at December 31, 2010 were $0.

Liquidity and Capital Resources

From August 19, 2010 (inception) through December 31, 2010, our assets have consisted solely of cash and cash equivalents.  At December 31, 2010 we had cash and cash equivalents in the amount of $6,637.

Cash used in operating activities for the three (3) month period ended December 31, 2010 was $8,810 and $8,963 for the period from August 19, 2010 (inception) through December 31, 2010.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  The Notes to the Financial Statements as of September 30, 2010 included in our Form S-1 filed November 9, 2010, as amended, as well as this report on Form 10Q, include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Recent Pronouncements

In May 2008, the FASB issued a new accounting standard relating to the hierarchy of Generally Accepted Accounting Principles. This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). This standard becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendment to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” and is not expected to have a significant impact on our consolidated financial statements.

In May 2009, the FASB issued a new accounting standard relating to subsequent events (“Topic 855”).  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). Topic 855 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009.  The Company has adopted this standard in this report.

At its inception, the Company adopted ASC 820 Fair Value Measurements and Disclosures. ASC 820 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. ASC 820 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.

 The Company also adopted ASC 825, Financial Instruments. ASC 825 permits entities to choose to measure many financial instruments and certain other items at fair values.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

Off Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our sole executive officer, who is our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our sole executive officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments during the quarter ended December 31, 2010 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

Item 1A.  Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed & Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number	Description

31	Section 302 Certification by the Corporation’s Principal Executive Officer and Principal Financial and Accounting Officer

32	Section 906 Certification by the Corporation’s Principal Executive Officer and Principal Financial and Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAZLO! TECHNOLOGIES, INC.
(Registrant)

Date: February 18, 2011	By:	/s/ Alejandra J. De La Torre
	Name:	Alejandra J. De La Torre
President, Secretary, Treasurer, Principal Executive Officer,
Principal Financial and Accounting Officer, Director,
Chief Executive Officer and Chief Financial Officer

16