Form 10-Q
period 2011-03-31
Hazlo! Technologies, Inc.
filed 2011-04-29
CIK 1501958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Hazlo! Technologies, Inc.

(Exact name of registrant as specified in Charter

Nevada	333-170480	80-0638212
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

9181 S. Antler Crest Drive

Vail, AZ 85641

 (Address of Principal Executive Offices)

_______________

(520) 990-5533

(Issuer Telephone number)

_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of April 18, 2011 there were 5,200,000 shares of common stock issued and outstanding.

HAZLO! TECHNOLOGIES, INC.

FORM 10-Q

March 31, 2011

INDEX

Part 1. Financial Information

4

Item 1.  Financial Statements

4

Item 2.  Management’s Discussion and Analysis or Plan of Operation

11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

13

PART II - OTHER INFORMATION

14

Item 1.  Legal Proceedings.

14

Item 1A.  Risk Factors

14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3.  Defaults Upon Senior Securities.

14

Item 4.  (Removed & Reserved).

14

Item 5.  Other Information.

14

Item 6.  Exhibits

14

SIGNATURES

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

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

HAZLO! TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	03/31/11	09/30/10
	(unaudited)
ASSETS
Cash and equivalents – unrestricted	$4,236	$15,447
Cash and equivalents – restricted	6,250	-
TOTAL ASSETS	$10,486	$15,447

SHAREHOLDERS' EQUITY
Common stock: $0.001 par value; 75,000,000 shares authorized; 5,200,000 shares issued and outstanding at March 31, 2011 and September 30, 2010	5,200	5,200
Common stock payable	6,250	-
Additional paid-in capital	10,400	10,400
Deficit accumulated during the development phase	(11,364)	(153)
TOTAL SHAREHOLDERS' EQUITY	10,486	15,447

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,486	$15,447

See accompanying notes to the financial statements

HAZLO! TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

(Unaudited)

	Six Months Ended 03/31/11	Three Months Ended 03/31/11	From Inception (8/19/10) to 03/31/11

Revenues	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	11,211	2,401	11,364

Net operating loss	(11,211)	(2,401)	(11,364)

NET LOSS	$(11,211)	$(2,401)	$(11,364)

Net loss per share, basic and fully diluted	$-	$-
Weighted average number of shares outstanding	5,200,000	5,200,000

See accompanying notes to the financial statements.

HAZLO! TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Period from August 19, 2010 (Inception) through March 31, 2011

(Unaudited)

		Common Stock, Par Value $0.001		Common Stock Payable	Additional Paid In Capital	Develop. Stage Deficit	Total Shareholder Equity
	Date	Shares	Amount

Inception, 8/19/10	08/19/10	-	$-	$-	-	$-	$-

Shares issued for cash	08/27/10	5,000,000	5,000		10,000	-	15,000

Shares issued for cash	08/30/10	200,000	200		400		600

Net loss						(153)	(153)

Balances, 09/30/10		5,200,000	5,200	-	10,400	(153)	15,447

Common stock payable for cash		-	-	6,250	-	-	6,250

Net loss						(11,211)	(11,211)

Balances, 3/31/10		5,200,000	$5,200	$6,250	10,400	$(11,364)	$10,486

See accompanying notes to the financial statements.

HAZLO! TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended 03/31/11	From Inception (8/19/10) to 03/31/11

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,211)	$(11,364)
Net cash used in operating activities	(11,211)	(11,364)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-
Net cash provided by / used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	-	15,600
Proceeds from stock payable	6,250	6,250

Net cash provided by financing activities	6,250	21,850

NET INCREASE / (DECREASE) IN CASH	(4,961)	10,486

Cash at beginning of period	15,447	-
Cash at end of period	$10,486	$10,486

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See accompanying notes to the financial statements

HAZLO! TCHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

March 31, 2011

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. As of March 31, 2011 and September 30, 2010 , there were no cash equivalents.

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

We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the period ended March 31, 2011 or  September 30, 2010. ASC 718 also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow.

Fair Value of Financial Instruments: ASC 825, Financial Instruments requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2011.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding during the period from inception (August 19, 2010) to March 31, 2011.

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

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $11,364 at March 31, 2011, and had a net loss of the same amount for the for the period from inception (August 19, 2010) to March 31, 2011.  During that same period, cash used in operations was $11,364.  No revenues have been earned since inception.

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

Note 3 – Stockholder’ Equity

We are authorized to issue up to 75 million shares of common stock.  As of March 31, 2011, we have issued 5,200,000 shares.   5,000,000 million of these shares were issued to Michael A. Kliniski, a founding shareholder and director in exchange for $15,000 in cash.  200,000 of these shares were issued to Alejandra J. De La Torre, Director and President in exchange for $600 in cash.

Potentially Dilutive Securities

We have no potentially dilutive securities outstanding at March 31, 2011 or September 30, 2010.

Note 4 – Related Party Transaction

We issued 5,200,000 shares of stock to founding shareholders and officers in exchange for $15,600 in cash.

Note 5 – Private Placement Memorandum

We are offering for sale 1,250,000 shares of our common stock directly to the public for $0.02 per share. There is no underwriter involved in this offering. We are offering the shares without any underwriting discounts or commissions.  If all of the shares offered by us are purchased, the gross proceeds before deducting expenses of the offering will be up to $25,000.   Expenses associated with this offering are estimated to be $6,500 or approximately 26% of the gross proceeds resulting in net proceeds of $18,500.  If all the shares offered by us are not purchased, all money will be returned to the purchasers and we will retain no proceeds from this offer.

As of March 31, 2011, we have $6,250 held in escrow from twelve subscribers.  These collected subscriptions are on our balance sheet as “Cash and equivalents – restricted” and as an equity item under the title “Common Stock Payable”.

Note 6 – Subsequent Events

During April 2011, we sold the remainder of our public offering of $25,000.

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined that there are no reportable subsequent events to be disclosed.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

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

During the first six months of the Company’s 2010 fiscal year we focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA). On November 9, 2010 the Company filed a Registration Statement on Form S-1 and subsequently filed S-1/A amendments with the SEC. The Registration Statement was declared effective as of February 11, 2011.  Since February 11, 2011 we have focused on selling the shares of our initial public offering.

The Company has not generated any revenue during the period from August 19, 2010 (inception) through March 31, 2011.

Total expenses for the period from August 19, 2010 (inception) through March 31, 2011 were $11,364, resulting in an operating loss for the period of $11,364. Basic and diluted loss per share for the same period was $0.00.  Expenses were comprised of general and administrative expenses and consisted primarily of filing and professional fees, office expenses and bookkeeping for the period from August 19, 2010 (inception) through March 31, 2011.

Total expenses for the three (3) months ended March 31, 2011 were $2,401 resulting in an operating loss for the period of $2,401. Basic and diluted loss per share was $0.00 for the three (3) months ending March 31, 2011.  Expenses were comprised of general and administrative expenses and consisted primarily of filing and professional fees, office expenses and bookkeeping for the three (3) months ending March 31, 2011.

Total expenses for the six (6) months ended March 31, 2011 were $11,211 resulting in an operating loss for the period of $11,211. Basic and diluted loss per share was $0.00 for the six (6) months ending March 31, 2011.  Expenses were comprised of general and administrative expenses and consisted primarily of filing and professional fees, office expenses and bookkeeping for the six (6) months ending March 31, 2011.

Total liabilities at March 31, 2011 were $6,250, consisting of subscriptions payable.

Liquidity and Capital Resources

From August 19, 2010 (inception) through March 31, 2011, our assets have consisted solely of cash and cash equivalents.  At March 31, 2011 we had unrestricted cash and cash equivalents in the amount of $4,236.

Cash used in operating activities for the six (6) month period ended March 31, 2011 was $11,211 and $11,364 for the period from August 19, 2010 (inception) through March 31, 2011.

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

Recent Pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity,

2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and

3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.

Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments during the quarter ended March 31, 2011 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

Item 1A.  Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed & Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number	Description

31	Section 302 Certification by the Corporation’s Principal Executive Officer and Principal Financial and Accounting Officer *

32	Section 906 Certification by the Corporation’s Principal Executive Officer and Principal Financial and Accounting Officer *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAZLO! TECHNOLOGIES, INC.
(Registrant)

Date: April 29, 2011	By:	/s/ Alejandra J. De La Torre
Alejandra J. De La Torre
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, Director, Chief Executive Officer and Chief Financial Officer

15