Form 10-Q
period 2011-06-30
Hazlo! Technologies, Inc.
filed 2011-08-09
CIK 1501958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 27, 2011 there were 6,450,000 shares of common stock issued and outstanding.

HAZLO! TECHNOLOGIES, INC.

FORM 10-Q

June 30, 2011

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

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

HAZLO! TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	06/30/11	09/30/10
	(unaudited)
ASSETS
Cash and equivalents	$11,430	$15,447

TOTAL ASSETS	$11,430	$15,447

SHAREHOLDERS' EQUITY
Common stock: $0.001 par value; 75,000,000 shares authorized; 6,450,000 and 5,200,000 shares issued and outstanding at June 30, 2011 and September 30, 2010, respectively	6,450	5,200
Additional paid-in capital	34,150	10,400
Deficit accumulated during the development phase	(29,170)	(153)

TOTAL SHAREHOLDERS' EQUITY	$11,430	$15,447

See accompanying notes to the financial statements

HAZLO! TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended 06/30/11	Three Months Ended 06/30/11	From Inception (8/19/10) to 06/30/11

Revenues	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	29,017	17,806	29,170

Net operating loss	(29,017)	(17,806)	(29,170)

NET LOSS	$(29,017)	$(17,806)	$(29,170)

Net loss per share, basic and fully diluted	$(0.01)	$-
Weighted average number of shares outstanding	5,588,874	6,379,583

See accompanying notes to the financial statements.

HAZLO! TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Period from August 19, 2010 (Inception) through June 30, 2011

(Unaudited)

	Common Stock, Par Value $0.001		Additional Paid In Capital	Develop. Stage Deficit	Total Shareholder Equity
	Shares	Amount

Inception, 8/19/10	-	$-	$-	$-	$-

Shares issued for cash	5,000,000	5,000	10,000	-	15,000
	200,000	200	400		600

Net loss				(153)	(153)

Balances, 09/30/10	5,200,000	5,200	10,400	(153)	15,447

Shares issued for cash	1,250,000	1,250	23,750		25,000

Net loss				(29,017)	(29,017)

Balances, 06/30/11	6,450,000	$6,450	$34,150	$(29,170)	$11,430

See accompanying notes to the financial statements.

HAZLO! TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended 06/30/11	From Inception (8/19/10) to 06/30/11

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,017)	$(29,170)
Net cash used in operating activities	(29,017)	(29,170)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-
Net cash provided by / used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	25,000	40,600

Net cash provided by financing activities	25,000	40,600

NET INCREASE / (DECREASE) IN CASH	(4,017)	10,430

Cash at beginning of period	15,447	-
Cash at end of period	$11,430	$11,430

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See accompanying notes to the financial statements

HAZLO! TCHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

June 30, 2011

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. As of June 30, 2011 and September 30, 2010, there were no cash equivalents.

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

Revenue Recognition:  the Company will recognize revenue when persuasive evidence of an agreement exists, services have been rendered, the sales price of a unit is fixed or determinable, and collectability is reasonably assured.  Since our inception on August 19, 2010 through the date of these financial statements, we have earned no revenues.

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

We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the period ended June 30, 2011 or  September 30, 2010. ASC 718 also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow.

Fair Value of Financial Instruments: ASC 825, Financial Instruments requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding during the period from inception (August 19, 2010) to June 30, 2011.

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

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $29,170 at June 30, 2011, and had a net loss of the same amount for the for the period from inception (August 19, 2010) to June 30, 2011.  During that same period, cash used in operations was $29,170.  No revenues have been earned since inception.

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

Note 3 – Stockholder’ Equity

We are authorized to issue up to 75 million shares of common stock.  As of June 30, 2011, we have issued 6,450,000 shares.   5,000,000 million of these shares were issued to Michael A. Kliniski, a founding shareholder and director in exchange for $15,000 in cash.  200,000 of these shares were issued to Alejandra J. De La Torre, Director and President in exchange for $600 in cash.

During March and April, 2011, we completed our initial public offering and sold 1,250,000 shares at $0.02 per share and raised $25,000 in cash.

Potentially Dilutive Securities

We have no potentially dilutive securities outstanding at June 30, 2011 or September 30, 2010.

Note 4 – Related Party Transaction

In August 2010, we issued 5,200,000 shares of stock to founding shareholders and officers in exchange for $15,600 in cash.

Note 5 – Subsequent Events

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

During the first nine months of the Company’s 2010 fiscal year we focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA). On November 9, 2010 the Company filed a Registration Statement on Form S-1 and subsequently filed S-1/A amendments with the SEC. The Registration Statement was declared effective as of February 11, 2011.  Since February 11, 2011 we have focused on selling the shares of our initial public offering.

The Company has not generated any revenue during the period from August 19, 2010 (inception) through June 30, 2011.

Total expenses for the period from August 19, 2010 (inception) through June 30, 2011 were $29,170, resulting in an operating loss for the period of the same amount. Expenses were comprised of general and administrative expenses and consisted primarily of Exchange Act costs.

Total expenses for the three (3) months ended June 30, 2011 were $17,806 resulting in an operating loss for the period of $17,806. Basic and diluted loss per share was $0.00 for the three (3) months ending June 30, 2011.  Expenses were comprised of general and administrative expenses and consisted primarily of filing and professional fees, office expenses and bookkeeping for the three (3) months ending June 30, 2011.

Total expenses for the nine (9) months ended June 30, 2011 were $29,017 resulting in an operating loss for the period of $29,017. Basic and diluted loss per share was $0.01 for the nine (9) months ending June 30, 2011.  Expenses were comprised of general and administrative expenses and consisted primarily of filing and professional fees, office expenses and bookkeeping for the nine (9) months ending June 30, 2011.

Total liabilities at June 30, 2011 were $0.

Liquidity and Capital Resources

From August 19, 2010 (inception) through June 30, 2011, our assets have consisted solely of cash and cash equivalents.  At June 30, 2011 we had cash in the amount of $11,430.

Cash used in operating activities for the nine (9) month period ended June 30, 2011 was $29,017 and $29,170 for the period from August 19, 2010 (inception) through June 30, 2011.

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity,

2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and

3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity method investee or joint venture).

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

 Item 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our sole executive officer, who is our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, our sole executive officer concluded that as of June 30, 2011, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified the following weaknesses in internal control:

• The Company does not have an independent board of directors or audit committee or adequate segregation of duties;

• All of our financial reporting is carried out by our financial consultant.

• We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments during the nine months ended June 30, 2011 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

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

HAZLO! TECHNOLOGIES, INC.
(Registrant)

Date: August 9, 2011	By:	/s/ Alejandra J. De La Torre
Alejandra J. De La Torre
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer, Director, Chief Executive Officer and Chief Financial Officer

15