Form 10-Q/A
period 2011-06-30
Hazlo! Technologies, Inc.
filed 2011-08-16
CIK 1501958

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                ---------------------

                                     FORM 10-Q/A
                                  (Amendment No. 1)

                                ---------------------


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended June 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ______to______.


                             Hazlo! Technologies, Inc.
                 (Exact name of registrant as specified in Charter


          Nevada                      333-170480             80-0638212
(State or other jurisdiction of  (Commission File No.)   (IRS Employee
 incorporation or organization)                           Identification No.)


                             9181 S. Antler Crest Drive
                                  Vail, AZ 85641
                     (Address of Principal Executive Offices)

                                ---------------------

                                  (520) 990-5533
                              (Issuer Telephone number)

                                ---------------------


             (Former Name or Former Address if Changed Since Last Report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

   Large Accelerated Filer    [ ]
   Non-Accelerated Filer      [ ]
   Accelerated Filer          [ ]
   Smaller Reporting Company  [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
As of July 27, 2011 there were 6,450,000 shares of common stock issued and outstanding.


Explanatory Note

The sole purpose of this Amendment No. 1 to Hazlo! Technologies, Inc.'s Quarterly Report on Form 10-Q (the "Form 10-Q") for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 9, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.


Item 6.   Exhibits

     (a)  Exhibits:

   EX-1* Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   EX-2* Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 902 of the Sarbanes-Oxley Act of 2002

101.INS** XBRL Instance Document

101.SCH** XBRL Taxonomy Extension Schema Document

101.CAL** XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF** XBRL Taxonomy Extension Definition Linkbase Document

101.LAB** XBRL Taxonomy Extension Label Linkbase Document

101.PRE** XBRL Taxonomy Extension Presentation Linkbase Document


* Filed as an Exhibit to the original Form 10-Q for the period ended June 30, 2011, filed on August 9, 2011.
** XBRL information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.


-------------------------------------------------------------------------------

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Hazlo! Technologies, Inc.
August 15, 2011
                           By: /s/ Alejandra J. De La Torre
                                   Alejandra J. De La Torre
                                   President, Secretary, Treasurer,
                                   Principal Executive Officer,
                                   Principal Financial and Accounting Officer,
                                   Director, Chief Executive Officer, and
                                   Chief Financial Officer