Form 10-K
period 2011-09-30
Hazlo! Technologies, Inc.
filed 2011-11-15
CIK 1501958

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

Commission File No. 333-170480

HAZLO! TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	80-0638212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 2119 Mingyong Building, No. 60 Xian Road.

Shahekou District, Dalian, China 116021

(Address of Principal Executive Offices)

0086-13909840703

(Issuer’s telephone number)

(Former name, address and fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [   ]

Revenues for year ended September 30, 2011: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2011 was: $-0-

The Company’s Transfer Agent is Island Stock Transfer: 15500 Roosevelt Blvd., Suite 301, Clearwater, FL 33760.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 1, 2011, the issuer had 6,450,000 shares of common stock, par value $.001, issued and outstanding.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” about our business, financial condition and prospects based on our current expectations, assumptions, estimates, and projections about us and our industry. All statements other than statements of historical fact are “forward-looking statements”, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Unless otherwise required by law, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	We need to continue as a going concern if our business is to succeed, if we do not we will go out of business;
•	As a start-up or development stage company, an investment in Hazlo! Technologies, Inc is considered a high risk investment whereby you could lose your entire investment;

•	If we do not obtain additional financing, our business will fail;
•	Our industry is highly competitive;

•	Our development costs may be higher than we expect because of fluctuations in availability and cost of consulting services;
•	Compliance with government regulations applicable to us could have a material adverse effect on our business, financial condition and results of operations;

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document.

In this form 10-K references to “HAZLO”, “the Company”, “we,” “us,” and “our” refer to HAZLO! TECHNOLOGIES, INC.

ITEM 1. DESCRIPTION OF BUSINESS

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

Our operations to date have been devoted primarily to startup and development activities, which include the following:

1.	Formation of the Company;

2.	Development of the Hazlo! Technologies, Inc. business plan;

3.	Developing the Company software prototype(s);

4.	Registering with the Securities and Exchange Commission;

5.	Seeking qualified programming consultants;

6.	Listing on the OTCBB exchange under the symbol HAZN;

7.	Identifying alternative capital resources to further the Company business plan;

In order for us to commence substantive operations, we will require additional capital. It was our expectation that registration with the Securities and Exchange Commission and subsequent public listing of our common stock might facilitate our efforts in attracting additional capital. Thus far we have been unsuccessful in identifying credible sources of financing despite our efforts.

If we are successful in raising additional capital, we will continue with our next business plan objectives:

Objectives	Anticipated Costs

1. Initial marketing campaign	$15,000
2. Programming of conversion drivers, custom website tools, and APIs.	$45,000
Total costs	$50,000

Since the Company’s inception on August 19, 2010 to September 30, 2011, we have not generated any substantive revenues and have incurred a cumulative net loss of $37,726.

Our Officers and Directors do not receive a salary.

As of September 30, 2011 Hazlo! Technologies, Inc. had 6,450,000 shares of $0.001 par value common stock issued and outstanding and no preferred shares issued or outstanding.

Our administrative offices are located at Room 2119 Mingyong Building, No. 60 Xian Road, Shahekou District, Dalian, China 116021.

Our fiscal year end is September 30.

EMPLOYEES

We have no full time employees. Yung Kong Chin, our sole director, has agreed to allocate a portion of his time to our activities without compensation.

ITEM 1A. RISK FACTORS

RISKS ASSOCIATED WITH OUR COMPANY:

1.  We need to continue as a going concern if our business is to succeed, if we do not we will go out of business.

Our independent accountant's report to our audited financial statements for the period ended September 30, 2011 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

2. As a start-up or development stage company, an investment in Hazlo! Technologies, Inc is considered a high risk investment whereby you could lose your entire investment.

 We have not yet commenced operations and, therefore, we are considered a "start-up" or "development stage" company. We have not yet provided language translation services. We will incur significant expenses in order to implement our business plan. As an investor, you should be aware of the difficulties, delays and expenses normally encountered by an enterprise in its development stage, many of which are beyond our control, including unanticipated developmental expenses, maintenance costs, employment costs, and advertising and marketing expenses. We cannot assure you that our proposed business plan as described in this prospectus will materialize or prove successful, or that we will ever be able to operate profitably. If we cannot operate profitably, you could lose your entire investment.

3. If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete all intended objectives and therefore we will need to obtain additional financing in order to continue our business. We currently do not have any operations and we have no income.

We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our business model and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders.  The only other anticipated alternative for the financing of furthering our business model would be the sale of a partial interest in our company to a third party in exchange for cash, which is not presently contemplated.

4. Our industry is highly competitive.

IT services in general, as well as data translation services, are part of an industry that is highly competitive and although we believe our business model offers a unique service, we cannot guarantee that the features of our service are enough to effectively capture a significant enough market share to successfully launch and sustain our business. Although there is no one in the industry that has successfully brought a service like ours to directly to the Arizona market, nonetheless, our current and potential competitors have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than we have. As a result, these competitors have greater name credibility with our potential customers. Our competitors also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their services than we can to ours. To be competitive, we must continue to invest significant resources in research and development, sales and marketing, and customer support. We may not have sufficient resources to make these investments or to develop the technological advances necessary to be competitive, which in turn will cause our business to suffer and restrict our profitability potential.

5. Our development costs may be higher than we expect because of reliance on third parties.

We will rely on third parties to modify and translate software and web applications from English to Spanish.  If we are unable to enter into service agreements with skilled programmers and web developers, we may not be able to provide services as planned. In addition, we will reply on third parties to host our customer’s websites and provide system backup services for such.  If we are unable to enter into mutually beneficial agreements with web hosting services, we may not be able to provide our translation services as planned. Furthermore, third-party programmers, web developers, and hosting services may not adequately perform their obligations, which may impair our competitive position.  If a third party fails to perform, we could experience significant time delays or we may be unable to commercialize or continue to market our service, which would result in losses of sales and goodwill.

6. Our business is unprotected by patent and competitors may gain access to our technology and undermine our competitive position.

Our services will not be protected by any patent.  We cannot assure you that competitors will not enter the same market space and offer similar services.  The hardware and software systems we expect to utilize in our business will be available to our competitors.  Competitors offering similar services with similar technology could have a material adverse affect on our business, financial condition, or results of operations.

7. Changing consumer preferences may negatively impact our business

The Company's success is dependent upon the ongoing need and appeal for English to Spanish translation services in software and web applications in Arizona and the US. Consumer preferences with respect to such services may change and are difficult to predict.  We believe our services target a growing demand in translation services based on historic and projected trends of the number of individuals in our target market who require such services.  Our success is dependent upon these projected trends and consumer preferences.  We cannot assure you that consumers will prefer Spanish-based software and web applications over English-based applications in the future.  The failure of our service to achieve and sustain market acceptance and to produce acceptable margins could have a material adverse effect on our financial condition and results of operations.

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own any real estate or other properties.

ITEM 3. LEGAL PROCEEDINGS

There is no pending or threatened litigation against the Company

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On September 30, 2011 and as of the date of this filing, there were 39 shareholders of record of our common stock. Our shares of common stock have been assigned the trading symbol HAZN on the Over-the-Counter Bulletin Board (OTC-BB) but have not yet been traded on any recognized stock exchange.

DIVIDENDS

We do not intend to declare dividends in the near future. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

Since we are “a smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred a net operating loss of $37,726 through September 30, 2011. We are still in the development stage and have not commenced operations. This raises substantial doubt about our ability to continue as a going concern. In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However we cannot provide any assurances that the Company will be successful in accomplishing any of these plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Plan of Operation

Hazlo! Technologies, Inc. was incorporated in the State of Nevada on August 19, 2010. The Company was formed to become a provider of website and software language translation services in the US.  The company has not generated any revenue from business operations.  All proceeds currently held by the company are the result of the sale of common stock.  The Company does not have any contractual arrangement with our Officers or any other persons to fund the company on an on-going basis for either operating capital or a loan.  The Company’s operations have been limited to general administrative operations and we are considered a development stage company in accordance with FASB ASC 915-10-05.

Results of Operations for the Years Ended September 30, 2011 and 2010:

	For the Years Ended
	September 30,		Increase /
	2011	2010	(Decrease)
Revenues	$-	$-	$-

General and administrative expenses	37,573	153	37,420
Other expenses	-	-	-

Total Operating Expenses	37,573	153	37,420

Net Operating (Loss)	(37,573)	(153)	(37,420)

Total other income (expense)	(-)	(-)	(-)

Net (Loss)	$(37,573)	$(153)	$(37,420)

Revenues:

The Company was established on August 19, 2010 and is in the development stage and had no operations during the years ended September 30, 2011 and 2010, as such there were no revenues.

General and Administrative:

General and administrative expenses were $37,573 for the year ended September 30, 2011 compared to $153 for the period ended September 30, 2010, an increase of $37,420, and consisted of bank fees, SEC filing costs and website development costs. The increase in general and administrative expense for the year ended September 30, 2011 compared to 2010 was primarily due to the short operating history from August 19, 2010 (inception) to September 30, 2010 in the previous year.

Net Operating Loss:

Net operating loss for the year ended September 30, 2011 was $37,573 or ($0.00) per share compared to a net operating loss of $153 for the period ended September 30, 2010, or ($0.00) per share, an increase of $37,420.  Net operating loss increased primarily due to the short operating history from August 19, 2010 (inception) to September 30, 2010 in the previous year.

Net Loss:

Net loss for the year ended September 30, 2011 was $37,573 or ($0.00) per share compared to a net loss of $153 for the period ended September 30, 2010, or ($0.00) per share, an increase of $37,420.  Net loss increased primarily due to the short operating history from August 19, 2010 (inception) to September 30, 2010 in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at September 30, 2011 compared to September 30, 2010.

	September 30, 2011	November 30, 2009
Total Assets	$3,074	$15,447

Accumulated (Deficit)	$(37,726)	$(153)

Stockholders’ Equity	$2,874	$15,447

Working Capital	$2,874	$15,447

Our principal source of operating capital has been provided from private sales of our common stock, and, debt financing. At September 30, 2011, we had working capital position of $2,874. As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and implement our business plan. We expect that the additional financing will (if available) take the form of a private placement of equity, although we may be constrained to obtain additional debt financing in lieu thereof. We are maintaining an on-going effort to locate sources of additional funding, without which we will not be able to remain a viable entity. No financing arrangements are currently under contract, and there are no assurances that we will be able to obtain adequate financing. If we are able to obtain the financing required to remain in business, eventually achieving operating profits will require substantially increasing revenues or drastically reducing expenses from their current levels or both. If we are able to obtain the required financing to remain in business, future operating results depend upon a number of factors that are outside of our control. Our funding sources to date have been as follows:

During the year ended September 30, 2011, the Company sold 1,250,000 common shares at $0.02 per share in its initial public offering for proceeds of $25,000.

On September 29, 2011, following a private sale of approximately 73% of the outstanding common stock of the Company to Mr. Yung Kong Chin, Mr. Chin was appointed as sole Director as well as President of the Company.  On the same date, Michael A. Klinicki and Alejandra J. De La Torre resigned from all positions previously held in the Company.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Hazlo! Technologies, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Hazlo! Technologies, Inc. (A Development Stage Company) as of September 30, 2011 and 2010 and the related statements of operations, changes in shareholders' equity and cash flows for the periods ended September 30, 2011 and 2010 and from inception (August 19, 2010) through September 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hazlo! Technologies, Inc. as of September 30, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statement, the Company has had no revenues and has suffered a net loss from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

November 1, 2011

Hazlo! Technologies, Inc.

 (A Development Stage Company)

Balance Sheets

	September 30,
	2011	2010

ASSETS
Current Assets
Cash and equivalents	$3,074	$15,447
Total Current Assets	3,074	15,447

TOTAL ASSETS	$3,074	$15,447

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$200	$-
Total Current Liabilities	200	-

TOTAL LIABILITIES	$200	$-

SHAREHOLDERS' EQUITY
Common stock: $0.001 par value; 75,000,000 shares authorized; 6,450,000 and 5,200,000 shares issued and outstanding at September 30, 2011 and 2010, respectively	$6,450	$5,200
Additional paid-in capital	34,150	10,400
Deficit accumulated during the development phase	(37,726)	(153)

TOTAL SHAREHOLDERS' EQUITY	2,874	15,447

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,074	$15,447

The Accompanying Notes Are an Integral Part of These Financial Statements.

Hazlo! Technologies, Inc.

 (A Development Stage Company)

Statements of Operations

From Inception (08/19/10) to
Year Ended 09/30/11	09/30/10	09/30/11

Revenues	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	37,573	153	37,726

Net operating loss	(37,573)	(153)	(37,726)

NET LOSS	$(37,573)	$(153)	$(37,726)

Net loss per share, basic and fully diluted	$-	$-
Weighted average number of shares outstanding	5,805,925	5,200,000

The Accompanying Notes Are an Integral Part of These Financial Statements.

Hazlo! Technologies, Inc.

 (A Development Stage Company)

Statements of Shareholders' Equity

		Common Stock, Par Value $0.001		Additional Paid In Capital	Develop. Stage Deficit	Total Shareholders' Equity
	Date	Shares	Amount

Inception, 8/19/10	08/19/10	-	$-	$-	$-	$-
Shares issued for cash	08/27/10	5,000,000	5,000	10,000	-	15,000
Shares issued for cash	08/30/10	200,000	200	400		600
Net loss					(153)	(153)

Balances, 9/30/10		5,200,000	5,200	10,400	(153)	15,447

Shares issued for cash	04/15/11	1,250,000	1,250	23,750		25,000
Net loss					(37,573)	(37,573)

Balances, 9/30/11		6,450,000	$6,450	$34,150	$(37,726)	$2,874

The Accompanying Notes Are an Integral Part of These Financial Statements.

 Hazlo! Technologies, Inc.

 (A Development Stage Company)

Statements of Cash Flows

From Inception (08/19/10) to
Year Ended 09/30/11	09/30/10	09/30/11

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,573)	$(153)	$(37,726)
Changes in:
Accounts payable and accrued liabilities	200	-	200

Net cash used in operating activities	(37,373)	(153)	(37,526)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
Net cash provided by / used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	25,000	15,600	40,600

Net cash provided by financing activities	25,000	15,600	40,600

NET INCREASE / (DECREASE) IN CASH	(12,373)	15,447	3,074

Cash at beginning of period	15,447	-	-
Cash at end of period	$3,074	$15,447	$3,074

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

The Accompanying Notes Are an Integral Part of These Financial Statements.

HAZLO! TECHNOLOGIES, INC

(A Development Stage Company)

Notes to Financial Statements

NOTE 1 – NATURE OF ORGANIZATION

Business and Organization

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

HAZLO! TECHNOLOGIES, INC

(A Development Stage Company)

Notes to Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There are no cash equivalents at September 30, 2011 or 2010.

Revenue Recognition

We will recognize revenue when persuasive evidence of an agreement exists, services have been rendered, the sales price of a unit is fixed or determinable, and collectibility is reasonably assured.  Since our inception on August 19, 2010 to our fiscal year ended September 30, 2011, we have earned no revenues.

Basic and Diluted Net Loss Per Share

The Company follows ASC No. 260, “Earnings Per Share” (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the period ended September 30, 2011, there were no common stock equivalents.

As of the year ended September 30, 2011, there were no potentially dilutive securities outstanding.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2011. The Company’s financial instruments consist of cash and accounts payable.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets likely.

HAZLO! TECHNOLOGIES, INC

(A Development Stage Company)

Notes to Financial Statements

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

HAZLO! TECHNOLOGIES, INC

(A Development Stage Company)

Notes to Financial Statements

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.   The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and developing a consistent source of operating revenues.   Management's plans include seeking sales of our common stock.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – CAPITAL STRUCTURE

Common Stock

We are authorized to issue up to 75 million shares of common stock.  As of September 30, 2011, we have issued 6,450,000 shares.   5,000,000 million of these shares were issued to Michael A. Klinicki, a founding shareholder and director in exchange for $15,000 in cash.  200,000 of these shares were issued to Alejandra J. De La Torre, Director and President in exchange for $600 in cash during August of 2010.

During March and April, 2011, we completed a private placement of 1,250,000 shares at $0.02 per share and raised $25,000 in cash.

On September 29, 2011, following a private sale of approximately 73% of the outstanding common stock of the Company to Mr. Yung Kong Chin, Mr. Chin was appointed as sole Director as well as President of the Company.   On the same date, Michael A. Klinicki and Alejandra J. De La Torre resigned from all positions previously held in the Company.  The transaction included the sale of 4,500,000 common shares from Mr. Klinicki to Mr. Chin, and 200,000 common shares from Ms. De La Torre to Mr. Chin.

Potentially Dilutive Securities

No options, warrants or other potentially dilutive securities have been issued as of September 30, 2011.

HAZLO! TECHNOLOGIES, INC

(A Development Stage Company)

Notes to Financial Statements

NOTE 5 – INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the period September 30, 2011 and has the following deferred tax asset:

	09/30/11	09/30/10

Net operating loss carryforwards	$14,713	$60
Valuation allowance	(14,713)	(60)
Net deferred tax asset	$-	$-

At September 30, 2011, the Company had net operating loss forwards of approximately $37,700 that may be offset against future taxable income through 2030.  No tax benefit has been reported in the September 30, 2011 or 2010 financial statements due to the uncertainty surrounding the realizability of the benefit.  The potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 6 – RELATED PARTY TRANSACTIONS

In August 2010, we issued 5,200,000 shares of stock to founding shareholders and officers in exchange for $15,600 in cash.

Additionally, during April, 2011, we sold an additional 67,500 shares to Gloria Klinicki, the wife of Director Michael Klinicki, in exchange for $1,350 in cash, as part of our initial public offering.

On September 29, 211, a consulting firm owned by our previous director, Michael A. Klinicki was paid $4,600 to aid the Company in its statutory filing obligations through the first quarter of 2012 (December 31, 2011).

HAZLO! TECHNOLOGIES, INC

(A Development Stage Company)

Notes to Financial Statements

NOTE 7 – CHANGE IN CONTROL

On September 29, 2011, following a private sale of approximately 73% of the outstanding common stock of the Company to Mr. Yung Kong Chin, Mr. Chin was appointed as sole Director as well as President, Secretary, and Treasurer of the Company.   On the same date, Michael A. Klinicki and Alejandra J. De La Torre resigned from all positions previously held in the Company.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued to determine if they must be reported.  The management of the Company determined that there are no subsequent events to be disclosed.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our sole executive officer, who is our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, our sole executive officer concluded that as of June 30, 2011, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

 (b)  Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers as of September 30, 2011, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of our Board of Directors

Name	Positions	Age
Yung Kong Chin	President, Secretary, Treasurer and Director	58

Background of Officer and Directors

Set forth below are the names of our directors and officers, all positions and offices held, the period during which they have served as such, and the business experience during at least the last five years:

Yung Kong Chin:

Yung Kong Chin, age 58, resides in Dalian, China.  Mr. Chin is the Managing Director of QMIS Capital Finance.  Since 2002 Mr. Chin has devoting most of his time advising Chinese clients on financial restructuring, pre-audit evaluation before going public, pre-IPO investment strategies, and on the process of going public in the United States.  From 1995 to 2002, Mr. Chin was financial controller for the Kwok Group Company in China.  Prior to 1995 Mr. Chin was a practicing auditor and Certified Public Accountant (CPA) with Foo Kon & Tan in Singapore.  Mr. Chin graduated from University of Hull in the United Kingdom with a Masters degree in Finance.

Employment Agreements

Our officers are our only employees and we do not have any employment agreements with them.

Term of Office

All directors have a term of office expiring at the next annual general meeting of the Company, unless reelected or earlier vacated in accordance with our bylaws. All officers have a term of office lasting until their removal or replacement by the board of directors.

Board Committees

We have not yet implemented any board committees.

Audit Committee

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function. We currently have limited working capital and no revenues. Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee. If we are able to raise sufficient financing in the future, then we will likely seek out and retain independent directors and form an audit, compensation committee and other applicable committees.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his or ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To date, our officers and directors have not filed their respective Form 5 filing(s) for the year ended September 30, 2011 though we expect to effectuate said filing(s) concurrent with or immediately subsequent to this filing.

ITEM 11. EXECUTIVE COMPENSATION

Since inception, we have paid no cash or non-cash executive compensation (including stock options or awards, perquisites, or deferred compensation plans), whatsoever, to the officers or directors. Following the date of this prospectus, our officers and directors will also continue not to receive any form of cash compensation from the Company until at least such time as we commence operations.

The following tables set forth certain summary information concerning all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers and directors by any person for all services rendered in all capacities to the Company since inception until the date of this amended filing:

Name of Executive Officer and/or Director	Position	Salary	Bonus and Other Compensation	Securities Underlying Stock Options
Yung Kong Chin	President/CEO	None	None	None
Chief Financial Officer/Treasurer

Options Grants Since Inception Until The Date of This Filing

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

Aggregated Options Exercises Since Inception Until The Date Of This Filing

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

Long-Tem Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.

Compensation of Directors

The members of the Board of Directors are not compensated by us for acting as such. Directors are reimbursed for reasonable out-of-pocket expenses incurred. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment or other contracts or arrangements with our officers or directors. There are no compensation plans or arrangements, including payments to be made by the Company, with respect to the officers, directors, employees or consultants of the Company that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for directors, officers or employees that would result from a change-in-control.

Indemnification

We may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding the number and percentage of common stock (being our only voting securities) beneficially owned by each officer and director, each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to own 5% or more of our common stock, and all officers and directors as a group, as of the date of this filing.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name of Beneficial Owner [1]	Number of Common Shares	Percentage of Class [2]
Yung Kong Chin	4,700,000	73%
Michael A. Klinicki(2)	500,000	7%
All Officers, Directors and Beneficial Owners as a group	5,200,000	80%

(1)

Unless otherwise indicated, the Company has been advised that all individuals listed have the sole power to vote and dispose of the number of Shares set forth opposite their names. For purposes of computing the number and percentage of Shares beneficially owned by a stockholder, any Shares which such person has the right to acquire within 60 days are deemed to be outstanding, but those Shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other stockholder.

(2)	Mr. Klinicki is a former Director who resigned from the Company on September 29, 2011.
(3)	Based on 6,450,000 Shares issued and outstanding as of the date of this filing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, they may face a conflict in selecting between our interests and these other business interests.

1.	In August 2010, the Company issued 5,200,000 founder’s shares to the Company’s founding Directors at the par value of $0.001 in exchange for proceeds of $15,600.

2.

On September 29, 2010, a consulting firm owned by our previous Director, Michael A. Klinicki, was paid $4,600 to aid in the Company in its statutory filing obligations through the first quarter of 2012 (December 31, 2011).

3.

On September 29, 2011, following a private sale of approximately 73% of the outstanding common stock of the Company to Mr. Yung Kong Chin, Mr. Chin was appointed sole Director as well as President, Secretary and Treasurer of the Company.  On the same date, Michael A. Klinicki and Alejandra J. De La Torre resigned from all positions previously held in the Company.

PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended September 30, 2011 are set forth in the table below:

	For the year ended	For the year ended
Fee Category	September 30, 2011	September 30, 2010
Audit Fees (1)	$7,700	$-
Tax Fees (2)	$-	$-
Tax Compliance Services	$-	$-
All Other Fees (3)	$-	$-

(1)

Audit fees consist of fees for professional services rendered in connection with or related to the audit of our consolidated annual financial statement, for the review of interim consolidated financial statements in Form 10-Qs and for services normally provided in connection with statutory and regulatory filings or engagements, including registration statements.

(2)	Tax fees consist of fees billed for professional services rendered for tax compliance and tax advice.

(3)	All other fees consist of fees billed for assistance with assessment for Sarbanes-Oxley, SEC correspondence and services other than the services reported in other categories.

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee. Our board of directors performs the function of an audit committee. Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

3.1(a)	Articles of Incorporation of Hazlo! Technologies, Inc.
3.2(a)	Bylaws of Hazlo! Technologies, Inc.
31.1	Certification of Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(a) Incorporated by reference to our Registration Statement on Form S-1, filed on November 9, 2010 (File No. 333-170480)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAZLO! TECHNOLOGIES, INC

By:	/ S / Yung Kong Chin
Yung Kong Chin President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yung Kong Chin Yung Kong Chin	President and Chief Executive Officer (Principal Executive Officer)	November 15, 2011

Signature	Title	Date

/s/ Yung Kong Chin Yung Kong Chin	Chief Financial Officer (Principal Accounting Officer)	November 15, 2011