Form 10-K
period 2011-12-31
China Liaoning Dingxu Ecological Agriculture Development, Inc.
filed 2012-04-16
CIK 1501958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2011

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC.
(Exact name of small business issuer as specified in its charter)

Formerly known as Hazlo! Technologies, Inc.

Commission File No. 333-170480

Nevada	80-0638212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 2119 Mingyong Building, No. 60 Xian Road.
Shahekou District, Dalian, China 116021
(Address of Principal Executive Offices)

0086-13909840703
(Issuer’s telephone number)

Copy of Communications To:
Bernard & Yam, LLP
Attn: Bin Zhou, Esq.
401 Broadway, Suite 1708
New York, NY 10013
Phone: 212-219-7783
Facsimile: 212-219-3604

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

The aggregate market value of the voting and non-voting stock (1,750,000 shares of common stock) held by non-affiliates of the registrant, as of March 02, 2012, was approximately $ 542,500, computed by reference to the last reported sale price of $0.31 per share on March 02, 2012.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 66,450,000 Shares of Common Stock, as of April 10, 2012

FORM 10-K

As used in this Form 10-K Annual Report, unless the context requires or is otherwise indicated, the terms “we,” “us,” “our,” the “Registrant,” the “Company,” “our company” and similar expressions include the following entities (as defined below):

(i)            China Liaoning Dingxu Ecological Agriculture Development, Inc., formerly known as
Hazlo! Technologies, Inc., a Nevada corporation (“Company”, “we”, or “us”), which is a publicly traded company;

(ii)            China Liaoning DingXu Ecological Agriculture Development Co, Ltd., a BVI company ( “DingXu BVI”)

(iii)            Panjin Hengrun Biological Technology Development Co., Ltd,                                                                , a limited liability company organized under the laws of the People’s Republic of China and a ninety-nine percent owned subsidiary of DingXu BVI (“Panjin Hengrun”)

(iv)            Liaoning Dingxu Ecological Agriculture Development Co., Ltd.                                                               , a limited liability company organized under the laws of the People’s Republic of China and an affiliated entity of Panjin Hengrun through contractual arrangements (“Liaoning Dingxu”).

 “China” or “PRC” refers to the People’s Republic of China, excluding Hong Kong, Macau and Taiwan.  “RMB” or “Renminbi” refers to the legal currency of China and “$” or “U.S. Dollars” refers to the legal currency of the United States.   We make no representation that the RMB or U.S. Dollar amounts referred to in this report could have been or could be converted into U.S. Dollars or RMB, as the case may be, at any particular rate or at all.  “GAAP” unless otherwise indicated refers to accounting principles generally accepted in the United States.

ITEM 1.       BUSINESS

History

We was incorporated under the name “Hazlo! Technologies, Inc.”  on August 19, 2010 in the State of Nevada. Our initial business plan was to modify and translate software and web applications originally written in English into Spanish and to focus on the needs of the Arizona business community to better serve the Spanish-speaking population.  We did not generate any  revenue from the said. IT services and data translation services.

On December 12, 2011, we entered a Share Exchange Agreement with DingXu BVI Shareholder (Chin Yung Kong) under which we issue 60,000,000 shares of common stock to Chin Yung Kong to acquire 100% of the issued and outstanding shares of DingXu BVI. Upon closing of the Share Exchange transaction, DingXu BVI became the wholly owned subsidiary of PUBCO.

China Liaoning DingXu Ecological Agriculture Development Co, Ltd., a BVI company (the “DingXu BVI”) was incorporated under the laws of British Virgin Islands on April 15, 2011. Chin Yung Kong was the sole shareholder and director of DingXu BVI.

On July 5, 2011, DingXu BVI formed Panjin Hengrun Biological Technology Development Co., Ltd. 盘锦恒润生物技术开发有限公司, a limited liability company organized under the laws of the People’s Republic of China  (“Panjin Hengrun”). DingXu BVI owns 99% of the total ownership of Panjing Hengrun.

On November 28, 2011, Panjin Hengrun entered into a set of contractual arrangements with Liaoning Dingxu Ecological Agriculture Development Co., Ltd.辽宁鼎旭生态农业发展有限公司, a limited liability company organized under the laws of the People’s Republic of China and an affiliated entity of Panjin Hengrun through contractual arrangements (“Liaoning Dingxu”). The contractual arrangements are comprised of a series of agreements, including a Consulting Service Agreement and an Operating Agreement, through which Panjin Hengrun has the right to advise, consult, manage and operate Liaoning Dingxu to collect and own all of Liaoning Dingxu’s net profits and net losses. Additionally, under a Proxy Agreement, the shareholders of Liaoning Dingxu have vested their voting control over Liaoning Dingxu to Panjin Hengrun. In order to further reinforce Panjin Hengrun’s rights to control and operate Liaoning Dingxu.  Liaoning Dingxu and its shareholders have granted Panjin Hengrun, under an Option Agreement, the exclusive right and option to acquire all of their equity interests in Liaoning Dingxu, or, alternatively, all of the assets of Liaoning Dingxu. Further, the shareholders of Liaoning Dingxu agreed to pledge all of their rights, titles and interests in Liaoning Dingxu under an Equity Pledge Agreement.

Upon entry of these contractual arrangements, Liaoning Dingxu became the Variable Interest Entities (“VIE”) of Panjin Hengrun pursuant to FIN 46 (R) and Panjin Hengrun was able to carry out business operations through Liaoning Dingxu.

Set forth below is our organizational chart upon completion of the share exchange transaction:

Liaoning Dingxu Ecological Agriculture Development Co., Ltd.辽宁鼎旭生态农业发展有限公司 (“Liaoning Dingxu”) was formed as a limited liability company organized under the laws of the People’s Republic of China on August 6, 2009. It mainly engages in the business of growing mushroom and marketing mushroom and related agricultural products.

Upon the completion of share exchange transaction, our business operations are carried out through Panjin Hengrun and its affiliated operating entity Liaoning Dingxu. On December 12, 2011, we ceased the business of development stage IT service and data translation services and started to engage in the business of growing mushroom and marketing mushroom and related agricultural products through Liaoning Dingxu.

In the remainder of this current report on Form 10-K, “we, us or our” refers to Registrant, DingXu BVI, Panjin Hengrun, and Liaoning Dingxu” collectively.

Business Overview

We mainly engage in the business of growing mushroom and marketing mushroom and related agricultural products through our affiliated variable interest entity Liaoning Dingxu.

Main Products

We mainly produce and sell two types of products:

(1)	Fresh mushrooms. We grow fresh mushrooms in our farms and sell them to markets. Our fresh mushrooms include oyster mushroom, king oyster mushroom, king trumpet mushroom, and button mushroom.

The revenues from the sales of fresh mushrooms constitute approximately 55% of our total revenues in year 2011.

(2)	Mushroom growing products including mushroom spawn and mushroom sticks. The revenues from the sales of mushroom growing products constitute approximately 45% of our total revenues in year 2011.

Market Overview

We mainly sell our mushroom spawns and sticks to Panjin City, Liaoning Province, China and surrounding townships. We mainly sell our fresh mushrooms in north eastern Chinese cities including Shenyang, Anshan and Dalian. China has a large consumer market of edible mushrooms. The demand for edible mushroom is rapidly growing as the technology develops and people's income grows, as well as people's awareness of the nutrition, health care and disease prevention benefits of edible mushroom.

Sales and Marketing

We conduct direct sales and marketing through our own sales team. Currently we have sales team of 50 members and they directly sell our products to customers. We have not used agencies and brokers to sell our products.

Our Customers

Our main customers are individual consumers. We do not have any written agreement with any customers and we do not reply on one or several major customers.

Raw Materials and Source of Raw Materials

The raw materials we use for growing our products include sawdust, straw, bran and chicken manure. Materials are collected from local farmers and we do not have any supply contract with any farmer.

Our Competitors

There are many mushroom producers and sellers in China and we only have a very small percentage of the total market in China. Xinghe Biological Inc. located at Dongguan, Guangdong, has a 60 tons daily production capability and  has approximately 8% of the marker share. Gaorong Company, which is located in Shanghai, China, has a 100 tons daily production capability and has 10% market share in South China market. We have 10 tons daily production capability.  These competitors are much larger than us.

Our Plan of Growth

(1)	Expand our farms. We plan to obtain land use rights to more farmland to expand our mushroom farms and increase the production of our fresh mushrooms.
(2)
Start the deep-processing production of our mushrooms and sell deep-processed products. We plan to purchase equipments and construct processing facilities to launch the production of deep-processed mushroom products, such as canned mushrooms, mushroom drinks, etc.

Intellectual Properties

We currently have following trademarks registered in China:

Trademarks “Dingxu” register number: 8041916;
“Senlinwa” register application number: ZC9880644SL;
“Jindingji” register application number: ZC9880597SL; “Xianzhigu” register application number: ZC9880734SL.

ITEM 1A.    RISK FACTORS

Risks Relating to Our Business

We are subject to risks relating to the nature of China’s agriculture and food industry.

The agricultural and food industry in the PRC has issues that the agricultural industry does not have within the United States. In China, insurance coverage is a relatively new concept compared to that of the United States and for certain aspects of a business operation, insurance coverage is restricted or expensive. Workers compensation for employees in the PRC may be unavailable or, if available, insufficient to adequately cover such employees. The environmental laws and regulations in the PRC set various standards regulating certain aspects of health and environmental quality, including, in some cases, the obligation to rehabilitate current and former facilities and locations where operations are or were conducted. Violation of those standards could result in a temporary or permanent restriction by the PRC of our operations. We cannot assure you that we will be able to adequately address any of these or other limitations.

Our earnings and, therefore our profitability, may be affected by price volatility.

Our earnings may be affected by the prices of our mushroom products. There are many factors influencing the price including expectations for inflation; global and regional demand and production; political and economic conditions; and production costs. These factors are beyond our control and are impossible for us to predict. As a result, price changes may adversely affect our operating results.

Other Industry-specific Risks

Extreme event risks. Weather and climate are variable from day to day and season to season. Extreme weather events could adversely impact our product and, consequently adverse impact our results of operation.

The price of our products can be affected by weather, disease, government policies, and various other factors beyond the Company's control which could adversely affect the Company's operating results.

Government policies and regulations, in general, and specifically affecting the agricultural sector and related industries, could adversely affect the Company's operating results.

Agricultural production is subject to government policies and regulations.  We are subject to Law of PRC on Quality and Safety of Agriculture Products, The Law of PRC on Promotion of Agricultural Mechanization and The Law of PRC on Land Contract in Rural Areas, and other PRC laws applicable to business in China generally. (Further information on these Laws is available at: http://english.agri.gov.cn/ga/plar/)

The Company is subject to food industry risks which could adversely affect the Company's operating results.

The Company is subject to food industry risks which include, but are not limited to, food spoilage or food contamination, shifting consumer preferences, central, and local food processing regulations, and customer product liability claims. The liability which could result from these risks may not always be covered or could exceed liability insurance related to product liability and food safety matters maintained by the Company. The occurrence of any of the matters described above could adversely affect the Company's revenues and operating results.

The assets and operations of the Company are subject to damage and disruption from various events which include, but are not limited to, natural disasters and severe weather conditions, and accidents.

The potential effects of the conditions cited above include, but are not limited to, extensive property damage, extended business interruption, personal injuries, and damage to the environment.

We rely on contractual arrangements with our affiliated consolidated entities in China, and their shareholders, for our business operations, which may not be as effective in providing operational control or enabling us to derive economic benefits as through ownership of controlling equity interest.

We rely on and expect to continue to rely on contractual arrangements with our affiliated consolidated entities in China and their respective shareholders to operate business. These contractual arrangements may not be as effective in providing us with control over the affiliated consolidated entities as ownership of controlling equity interests would be in providing us with control over, or enabling us to derive economic benefits from the operations of, the affiliated consolidated entities. Under the current contractual arrangements, as a legal matter, if any of the affiliated consolidated entities or any of their shareholders fails to perform its, his or her respective obligations under these contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies available under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective. For example, if shareholders of an affiliated consolidated entity were to refuse to transfer their equity interests in such affiliated consolidated entity to us or our designated persons when we exercise the purchase option pursuant to these contractual arrangements, we may have to take a legal action to compel them to fulfill their contractual obligations.

If (i) the applicable PRC authorities invalidate these contractual arrangements for violation of PRC laws, rules and regulations, (ii) any affiliated consolidated entity or its shareholders terminate the contractual arrangements or (iii) any affiliated consolidated entity or its shareholders fail to perform their obligations under these contractual arrangements, our business operations in China would be materially and adversely affected, and the value of your stock would substantially decrease. Further, if we fail to renew these contractual arrangements upon their expiration, we would not be able to continue our business operations unless the then current PRC law allows us to directly operate businesses in China.

In addition, if any affiliate consolidated entity or all or part of its assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. If any of the affiliated consolidated entities undergoes a voluntary or involuntary liquidation proceeding, its shareholders or unrelated third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business, our ability to generate revenues and the market price of your stock.

All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. The legal environment in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our operating entities and we may be precluded from operating our business, which would have a material adverse effect on our financial condition and results of operations.

We do not maintain liability or disruption, litigation or property insurance, and any business liability or disruption, litigation or property damage we experience might result in substantial costs to us and the diversion of our resources.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business disruption, business liability or similar business insurance products. We have determined that the risks of disruption or liability from our business, the loss or damage to our property, including our facilities, equipment and office furniture, the cost of obtaining insurance coverage for these risks and the difficulties associated with obtaining such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we do not have any business liability, disruption, litigation or property insurance coverage for our operations in China. Any occurrence of an uninsured loss or damage to property, or litigation or business disruption may result in substantial costs to us and the diversion of our resources, which could have an adverse effect on our operating results.

We face significant competition and may suffer from a loss of customers as a result.

We expect to face significant competition in our business, particularly from other companies that seek to provide similar products. Many of these competitors have significantly greater financial resources and more personnel than we do. They may also have longer operating histories and more experience in attracting and retaining and managing customers. They may use their experience and resources to compete with us in a variety of ways, including by competing more for customers, distributors and by investing more heavily in research and development and making acquisitions. If we fail to compete effectively, our business, financial condition and results of operation will be adversely affected.

We may have difficulty raising necessary capital to fund operations as a result of market price volatility for our shares of common stock.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies.  For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control.  If our business development plans are successful, we may require equity financing to continue to develop and exploit existing and new opportunities related to our industry and to expand into new markets.  The exploitation of our services may, therefore, be dependent upon our ability to obtain financing through debt and equity or other means, and we cannot be certain that we will be able to obtain such financing.

Our inability to fund our capital expenditure requirements may adversely affect our growth and profitability.

Our continued growth is dependent upon our ability to generate more revenue from our existing business and raise capital from outside sources. We believe that in order to continue to capture additional market share, we will have to raise more capital to fund our business operations. In the future we may be unable to obtain the necessary financing on a timely basis and on acceptable terms, and our failure to do so may adversely affect our financial position, competitive position, growth and profitability. Our ability to obtain acceptable financing at any time may depend on a number of factors, including: our financial condition and results of operations, the condition of the PRC economy, and conditions in relevant financial markets in the United States, the PRC and elsewhere in the world.

Risks Relating to Doing Business in China

China’s economic policies could affect our business.

All of our assets are located in China and all of our revenue is derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China.

While China’s economy has experienced a significant growth in the past twenty years, growth has been irregular, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations.

The economy of China has been transitioning from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Capital outflow policies in the People’s Republic of China may hamper our ability to remit income to the United States and all our net assets are restricted assets subject to PRC’s capital outflow policies.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency outside of the PRC. We receive substantially all of our revenues in Renminbi. Under the existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required in those cases in which Renminbi is to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies. The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Since all our affiliated operating entities, business operations, revenues and assets are located in China, approximately 100% of the total net assets of all our consolidated entities are subject to Chinese government’s limitations on the transferability of Renminbi to foreign currencies and remittance of Renminbi out of China.

Fluctuation of the RMB may indirectly affect our financial condition by affecting the volume of cross-border money flow.

The value of the RMB fluctuates and is subject to changes in the People’s Republic of China political and economic conditions. Since July 2005, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People’s Bank of China which are set based upon the interbank foreign exchange market rates and current exchange rates of a basket of currencies on the world financial markets.

We may face obstacles from the communist system in the People’s Republic of China.

Foreign companies conducting operations in the People’s Republic of China face significant political, economic and legal risks. The Communist regime in the People’s Republic of China, including a stifling bureaucracy may hinder Western investment.

We may have difficulty establishing adequate management, legal and financial controls in The People’s Republic of China.

The People’s Republic of China historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in The People’s Republic of China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Because our assets and operations are located in the P.R.China, you may have difficulty enforcing any civil liabilities against us under the securities and other laws of the United States or any state.

There is uncertainty as to whether courts of the P.R.China would enforce judgments of United States courts obtained against us based on the civil liability provisions of the securities laws of the United States or any state; or in original actions brought in the P.R.China, liabilities against us predicated upon the securities laws of the United States or any state. Enforcement of a foreign judgment in the P.R.China also may be limited or otherwise affected by applicable bankruptcy, insolvency, liquidation, arrangement, moratorium or similar laws relating to or affecting creditors’ rights generally and will be subject to a statutory limitation of time within which proceedings may be brought.

The PRC legal system embodies uncertainties, which could limit law enforcement availability.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, decided legal cases have little precedence. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 27 years has significantly enhanced the protections afforded to various forms of foreign investment in China. Each of our PRC operating subsidiaries and affiliates is subject to PRC laws and regulations. However, these laws and regulations change frequently and the interpretation and enforcement involve uncertainties. For instance, we may have to resort to administrative and court proceedings to enforce the legal protection that we are entitled to by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting statutory and contractual terms, it may be difficult to evaluate the outcome of administrative court proceedings and the level of law enforcement that we would receive in more developed legal systems. Such uncertainties, including the inability to enforce our contracts, could affect our business and operation. In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the industries in which we operate, including the promulgation of new laws. This may include changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the availability of law enforcement, including our ability to enforce our agreements with the government entities and other foreign investors.

The admission of China into the World Trade Organization could lead to increased foreign competition.

Chinese government authorities regulate our industry. However, as a result of China becoming a member of the World Trade Organization (WTO), restrictions on foreign investment in the industry may be reduced. With WTO’s requirement for a reduction of restrictions on foreign investment as a condition of membership, such events could lead to increased competition in our industry.

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business. We are considered a foreign person or foreign invested enterprise under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Corporate and Stock Matters

The market price for our common stock may be volatile

The market price for our common stock may be volatile. The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

actual or anticipated fluctuations in our quarterly operating results,

announcements of new services by us or our competitors,

changes in financial estimates by securities analysts,

changes in the economic performance or market valuations of other companies involved in the same industry,

announcements by our competitors of significant acquisitions, strategic  partnerships, joint ventures or capital commitments,

additions or departures of key personnel,

potential litigation, or

conditions in the market.

Shareholders could experience substantial dilution.

We may issue additional shares of our capital stock to raise additional cash for working capital.  If we issue additional shares of our capital stock, our shareholders will experience dilution in their respective percentage ownership in the company.

We have no present intention to pay dividends.

We have not paid dividends or make other cash distributions on our common stock, and we do not expect to declare or pay any dividends in the foreseeable future. We intend to retain any future earnings for working capital and to finance current operations and expansion of our business.

A large portion of our common stock is controlled by one shareholder.

A large portion of our common stock is held by one shareholder, Mr. Chin Yung Kung.  As a result, he is able to influence the outcome of shareholder votes on various matters, including the election of directors and extraordinary   corporate transactions including business combinations.  In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

We may be subject to "penny stock" regulations.

The Securities and Exchange Commission, or SEC, has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and our sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules.  These additional sales practice and disclosure requirements could impede the sale of our securities. Whenever any of our securities become subject to the penny stock rules, holders of those securities may have difficulty in selling those securities.

Where You Can Find More Information

We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 2.       PROPERTIES

We have land use rights to 24,806 square meters of land in Xian town Dawa County Panjin City,LiaoNing Province PRC. The term of the land use rights is 50 years, starting in March 2011, and the annual payment for the land use rights is $11,592.

We have land use rights to 56,139 square meters of land in Xian town Dawa County Panjin City,LiaoNing Province PRC. The term of the land use rights is 46 years, starting in March 2011, and the annual payment for the land use rights is $58,653.

We have land use rights to 428,000 square meters of land in Xian town Dawa County Panjin City,LiaoNing Province PRC. The term of the land use rights is 19 years, starting in June 2011, and the annual payment for the land use rights is $54,295.

We have an office space in size of 3,200 square meters in Xian town Dawa County Panjin City,LiaoNing Province PRC. The term of the depreciation is 20 years, starting in August 2011, and the annual depreciation for the office space is $58,866.

ITEM 3.     LEGAL PROCEEDINGS

We are not a party to any legal proceedings that we believe will have a material adverse effect upon the conduct of our business or our financial position.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to our stockholders during the year ended December 31, 2011.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the Over-the-Counter Bulletin Board under the symbol “CLAD.”

The following table sets forth the range of high and low prices of our common stock as quoted on the OTCBB during the periods indicated. The prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

		High		Low
2010	First Quarter	$	N/A	$	N/A
	Second Quarter	$	N/A	$	N/A
	Third Quarter	$	N/A	$	N/A
	Fourth Quarter	$	N/A	$	N/A

2011	First Quarter	$	N/A	$	N/A
	Second Quarter	$	N/A	$	N/A
	Third Quarter	$	N/A	$	N/A
	Fourth Quarter	$	N/A		$1.04

Our transfer agent is Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301 Clearwater, Florida 33760, Office phone: 727-289-0010

Dividend Policy

We did not pay any cash dividends on our common stock in the year ended December 31, 2011. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

Recent Sales of Unregistered Securities

On August 29, 2011, Chin Yung Kong acquired 4,700,000 shares of common stock from Michael Klinicki and Alejandra De La Torre and subsequently Chin Yung Kung took control of the Company. The sales of 4,700,000 shares of common stock were pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On December 12, 2011, we entered a Share Exchange Agreement with DingXu BVI Shareholder (Chin Yung Kong) under which we issue 60,000,000 shares of common stock to Chin Yung Kong to acquire 100% of the issued and outstanding shares of DingXu BVI.  The sales of 60,000,000 shares of common stock were pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

None in the year ended December 31, 2011.

ITEM 6.       SELECTED FINANCIAL DATA.

Not Applicable for Smaller Reporting Company

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We mainly engage in the business of growing mushroom and marketing mushroom and related agricultural products through our affiliated variable interest entity Liaoning Dingxu.

We mainly produce and sell two types of products:

(1)	Fresh mushrooms. We grow fresh mushrooms in our farms and sell them to markets. Our fresh mushrooms include oyster mushroom, king oyster mushroom, king trumpet mushroom, and button mushroom.

The revenues from the sales of fresh mushrooms constitute approximately 55% of our total revenues in year 2011.

(2)	Mushroom growing products including mushroom spawn and mushroom sticks. The revenues from the sales of mushroom growing products constitute approximately 45% of our total revenues in year 2011.

Results of Operations for the years ended December 31, 2011 and 2010

The following table presents an overview of our results of assets, liabilities and shareholders’ equity for the years ended December 31, 2011 and 2010.

			Increase
	2011	2010	(decrease)

Current assets
Cash	709,812	79,178	630,634

Other Receivables	20,997	34,226	(13,229)

Advance to suppliers	83,057	-	83.057

Inventory	2.862	-	2.862

Total current assets	816,728	113,404	703,324

Non-current assets
Property, plant and equipment - net of accumulated depreciation	4,743,710	6,946	4,736,764

Construction in progress	4,661,733	570,128	4,091,605

Land use rights	3,225,474	312,886	2,912,588,

Long term prepaid lease	999,927	-	999,927

Total non-current assets	13,630,844	889,960	12,740,884

Total assets	14,447,572	1,003,364	13,444,207

Current liabilities

Short-term loan	476,122	-	476,122

Other payables	5,454,179	611,825	4,842,353

Total liabilities	5,930,301	611,825	5,318,475

Shareholders’ liabilities
Common stock	66,450	5,200	61,250

Paid-in capital	7,659,544	742,336	6,917,208

Statutory reserve	57,805	-	57,805

Retained earnings	479,420	(370,998)	850,408

Other comprehensive income - foreign currency	254,052	14,990	239,062

Total shareholders’ equity	8,517,271	391,539	8,125,733

Total liabilities and shareholders’ equity	14,447,572	1,003,364	13,444,208

Assets:

Current assets:
1. Cash and cash equivalents

The cash and cash equivalents significantly increased during the year of 2011. As Liaoning Dingxu has opened up its business to the agriculture market in the northeast of China, we created cooperation relationships with local suburban cooperation organizations and individual farmers.

Since the business relationship was established, we received more advance and receivables from our customers, which was a significant driver of the increase of cash and cash equivalents.

2. Other receivables

Other receivables mainly consisted of staff borrowing at the year end of 2011. We have cleared some of the contract deposit as we already started our business and fulfill the contract of the suppliers, hence we observed small decrease of the other receivables compared to Dec 31, 2010.

3. Advance to suppliers

The subject of advance to suppliers was mainly used to record the advance paid to raw material suppliers and project contractors or builder.

		2011	2010
		USD	USD
Advance paid to builder - Planting area construction	a	1,110,952	-
Advance paid to machine suppliers - Tieling Chenglin Machinery Factory	b	180,926	-
- Ruifan Food Appliance Co., Ltd	b	331,698	-
- Lanzhou Limac Machinery Co., Ltd	b	187,393.	-
Advance paid to local farming organizations	c	395,816	-
Others	d	305,233	-
Total advance to suppliers		2,512,019	-

Results of Operations for the years ended December 31, 2011 and 2010 (Continued)

Current assets (Continued)
3. Advance to suppliers (Continued)

a. The advance paid to builder occurred in this period was used for the construction of the planting area or structures, in order to provide enough manufacturing places in the future as the business was growing.

b. The advance paid to these three suppliers was the payment for purchasing manufacturing machines or appliances.

c. The advance paid to the local farming organizations was the payment for  purchased mushroom products.

d. Other advance paid to suppliers mainly included the advance payment of purchasing raw materials, such as mushroom seeds and fertilizer.

4. Inventory

The total inventory as at Dec 31 of 2011 didn’t fluctuate significantly compared to the same period in 2010. The balance at the end of this period consisted of expendable materials, which were unused and could not be classified as fixed assets as their value was very low.

Non-current assets:
5. Property, plant and equipment

Our property, plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation on property, plant and equipment is calculated on the straight-line method after taking into account their respective estimated residual values over the estimated useful lives of the assets as follows:

Results of Operations for the years ended December 31, 2011 and 2010 (Continued)

Non-Current assets (Continued):

Building and constructions	20 years
Plant	5-10 years
Office equipment	3-5 years
Vehicles	4 years

As consistent with the policies in the period of 2010, maintenance and repair costs are expensed as incurred, whereas significant renewals and betterments are capitalized.

Construction in progress represents capital assets under construction or being installed and is stated at cost. Cost comprises original cost of plant and equipment, installation, construction and other direct costs prior to the date of reaching the expected usable condition. Construction in progress is transferred to the property, plant and equipment and depreciation commences when the asset has been substantially completed and reaches the expected usable condition.

Property, Plant and Equipment at December 31, 2011 consists of the following:

		2011	2010
		USD	USD
Building	a	4,538,344	-
Plant	b	229,443	-
Vehicles	c	42,337	-
Office equipment	d	57,983	7,008
Less: Accumulated depreciation	e	124,397	62
Property, plant and equipment, net		4,743,710	6,946
Construction in progress	f	4,661,733	570,128
Total property, plant & equipment		9,405,443	577,074

a. The newly increased amount of building mainly represented for the office building and manufacturing workshops completed in this period, all of which were transferred from the construction in progress (CIP).

b. The plant also increased due to the planting area or structures completed and transferred out from CIP.

c. The vehicles were the newly purchase truck for transporting raw materials or finish goods.

d. The office equipments increased due to the newly purchase of the office computers, printers, desks and other office appliance.

e. For the periods ended December 31, 2011 and 2010, the Company recorded depreciation of US$124,397 and US$62, respectively.

f. The detailed information of the construction projects in progress which was not yet transfer to fixed assets is as below:

	2011	2010
	USD	USD
Mushroom seeds workshop and finish goods warehouse	3,714,451	-
Planting area and structures	539,605	-
Others	407,677	570,128
Total amount of CIP	4,661,733	570,128

6. Land use right

The Company states land use rights at cost less accumulated amortization. As the business growing and expanding in the period of 2011, the company recognized a total amount of USD 2,912K land use right in the third season of this year. This land use right was used to build up planting structures, manufacturing workshop and other buildings.

The land use rights are amortized on straight line method during the contract period, varying from 47 to 50 years. Amortization expense of US$ 52,132 and nil for the periods ended December 31, 2011 and 2010 were recorded, respectively. As of December 31, 2011 and 2010, the values of land use rights are US$3,225,747 and US$ 312,886.

7. Long-term prepaid lease

Leases where substantially all the risks and rewards of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases net of any incentives received from the lessor are charged to the consolidated statements of operations on a straight-line basis over the terms of the underlying lease.

The Company records lease payments at cost less accumulated amortization and amount that to be amortized within one year. The amount to be amortized within one year is recorded as current portion of prepaid leases. As China’s regulations prohibit companies from acquiring land use right of farmlands, the Company entered into long term agreements with certain unrelated parties to rent land. The rental payments for the entire contract period are prepaid at the inception of leases and the payment amount was US$1,031,599. The rental payments are recorded as operating lease expenses using the straight line method during the contract period of 20 years

Lease expense of US$30,973 and nil were recorded for the periods ended December 31, 2011 and 2010.

Results of Operations for the years ended December 31, 2011 and 2010 (Continued)

Liabilities
Current liabilities:

5. Other payables

We started to prepare the business development in 2010 and the market was keep growing in the year ended December 31, 2011. The total amount of other payables consisted of the borrowing of the shareholder and the contract deposit from the mushroom planters.  The balance increased in this period since the business was much more expanded in 2011.

Shareholders’ equity

6. Shareholders’ equity

The common shares increased 61,250 shares in this period.

a. The 1,250 Common stocks  issued  for cash  $0.02 per share.
b. On December 12, 2011, China Liaoning Dingxu Ecological Agriculture Development, Inc., formerly known as Hazlo! Technologies, Inc., a Nevada corporation (the “PUBCO”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Chin Yung Kong (the “DingXu BVI Shareholder”), the sole shareholder of  China Liaoning DingXu Ecological Agriculture Development Co;, Ltd., a BVI company (the “DingXu BVI”). Under the Share Exchange Agreement, PUBCO issues Sixty Million (60,000,000) shares of common stock to Chin Yung Kong to acquire from Chin Yung Kong 100% of the issued and outstanding shares of DingXu BVI.

The paid-in capital increased in this period. We received subsequent capital injection from our shareholders for the year ended December 31, 2011.

Mr Huang Yong, one of our shareholders, has invested another USD 5,673K to company’s paid-in capital in this period. Another three shareholders, including Mr Chen Geng, Mr Song Hai and Mr Lv Wenju, also invested about USD 472K to the company, respectively.

Accumulated other comprehensive income represents the change in equity of the Company during the periods presented from foreign currency translation adjustments.

The movement of shareholders’ equity is as below:

	Common Stock					Other Comprehensive	Total Stockholders'
	Number of Stocks	Amount	Additional Paid-In Capital	(Accumulated loss) retain earnings	Statutory Reserve	Income	Equity

Balance, August 19, 2010 (date of incorporation	-	-	-	-	-	-	-

Common stock issued for cash at $0.003 per share	5,200,000	5,200	10,400	-	-	-	15,600

Additional capital injection	-	-	731,936	(17,832)	-	313	714,417

Net loss for the period from August 19, 2010 to December 31, 2010	-	-	-	(353,156)	-	-	(353,156)

Foreign currency translation adjustment	-	-	-	-	-	14,677	14,677

Balance, December 31, 2010	5,200,000	5,200	742,336	(370,988)	-	14,990	391,538

Common stock issued for cash at $0.02 per share	1,250,000	1,250	23,750	-	-	-	25,000

Recapitalization	60,000,000	60,000	(60,000)	-	-	-	-

Additional capital injection	-	-	6,953,458	-	-	-	6,953,458

Net income for the year	-	-	-	908,213	-	-	908,213

Profit appropriation to statutory reserve	-	-	-	(57,805)	57,805	-	-

Foreign currency translation adjustment	-	-	-	-	-	239,062	239,602

Balance December 31, 2011	66,450,000	$66,450	$7,659,544	$479,420	$57,805	$254,052	$8,517,271

Results of Operations for the years ended December 31, 2011 and 2010 (Continued)

The following table presents an overview of our results of operation for the years ended December 31, 2011 and 2010.

			Increase
	2011	2010	(decrease)

Total revenue	4,429,847	-	4,429,847

Total cost of revenue	(2,912,226)	-	(2,912,226)

Gross profit	1,517,621	-	1,517,621
Operating expenses
Selling and distribution	(558)	-	(558)
General and administrative	(714,112)	(353,156)	(360,956)
Total operating expenses	(714,670)	(353,156)	(361,514)

Income from operations	802,951	(353,156)	1,156,107

Other income	105,262	-	105,262

Income before income taxes	908,213	(353,156)	1,261,369

Income taxes	-	-	-

Net income	908,213	(353,156)	1,261,369

1. Revenue

The following table sets forth the breakdown of our revenue for the year ended December 31, 2011 and 2010, respectively:

	2011		2010
	USD	%	USD	%
Mushroom products sales	2,418,018	54.58%	-	-
Mushroom seeds and embryo sales	2,011,829	45.42%	-	-
Total revenue	4,429,847	100%	-	-

Sales revenue is recognized at the date of shipment from the Company’s facilities to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, ownership has passed, no other significant obligations of the Company exist and collectability is reasonably assured.

We derived our revenues predominantly from sales of our mushroom products and seeds.  For the years ended December 31, 2011 and 2010, revenues from sales of our mushroom products sales were $2,418,018 and $nil, respectively representing an increase of $2,418,018 during the fiscal year ended December 31, 2011. Revenues from sales of our mushroom seeds and embryo were $ 2,011,829 and nil for the years ended December 31, 2011 and 2010, which also indicated fully increase compared to the period in 2010, since we were still at the launch and preparation stage of opening up the business in 2010.

Results of Operations for the years ended December 31, 2011 and 2010 (Continued)

1. Revenue (Continued)

The increase was primarily due to the increase of the sales volume as a result of an increasing numbers of new customers developed during the year of 2010 and 2011. To be specific, the increase in our revenue from sales of our residential and commercial units was attributable to the following reasons:

(1)
We started to open and run the business in the second half of 2009. In the years of 2009 and 2010,  the company was still under a development stage with relatively low brand name which led to much lower amount of sales revenue.  For the year ended, 2011, as the company progressed toward maturity, we strengthened our sales and marketing campaign which helped to enhance our brand name and increase our sales.

(2)
The demand of farmers and farming organizations from local or neighbor areas increased since local government encouraged the farmers to develop the local agriculture. As a result, our planting projects of growing mushrooms and developing the seeds and embryos were also supported and welcomed by our customers.

(3)
For the year ended December 31, 2011, the total increase in our sales of mushroom products and seeds to a wider range of buyers was mainly attributable to an increase in the number of units sold in our project.

We now have more than four kinds of mushroom products and more than six kinds of mushroom seeds and embryos, and the categories of our products are still growing. As the planting workshops and planting structures being completed in the near future, the categories and total quantities of our products would be much higher than we produced in the year of 2011.

We expect to see a trend of growing sales for our mushroom series products, including mature mushroom & mushroom seeds, resulting from the growing of the market scales, improving of general agriculture industry, improving of the planting skills and the quality of our products, and the continuing encouragement from local government.  We believe the increased revenues in 2011 reflect our ability to capitalize on our financial and operational strengths and provide evidence of our capability of future expansion of our business.

2. Cost of revenue

The following table presents a breakdown of our cost of revenue of mushroom products and seeds business for the years ended December 31, 2011 and December 31, 2010.

	2011	2010
	USD	USD

Cost of mushroom products sales	1,837,342	-

Cost of mushroom seeds and embryo sales	1,074,884	-

Total	2,912,226	-

Results of Operations for the years ended December 31, 2011 and 2010 (Continued)

2. Cost of revenue (Continued)

Cost of mushroom products sales: Our cost of mushroom product sales consists primarily of costs associated with purchased materials, planting cost and purchased mushroom products form farming organizations. Cost of mushroom product sales are allocated to each kind of mushroom or mushroom seeds using the specific identification method. Costs are allocated to specific units within a product based on the ratio of the sales quantities of units to the total sellable quantities of the product.

Cost of mushroom seeds and embryos sales: Our cost of mushroom seeds and embryos sales mainly represented the costs of purchased and planted seeds or embryos. We used our workshop to plant well mushroom seeds or embryos and sold them to local farmers or farming organizations. We also purchased some good quality mushroom seeds from third party and sold them to our customers as well after our selection. The costs are as well allocated to specific units within a product based on the ratio of the sales quantities of units to the total sellable quantities of the product.

3. Gross profit

The following table presents the gross profit of our businesses for the years ended December 31, 2011 and December 31 of 2010:

	2011		2010
	Gross	Gross	Gross	Gross
Production Category	Profit	Margin	Profit	Margin
	USD	%	USD	%

Mushroom product sales	580,676	24.0%	-	-

Mushroom seeds and embryos sales	936,945	46.6%	-	-

Total gross profit	1,517,621	34.3%	-	-

Gross profit from our mushroom growing business increased by $ 1,517,621  for year ended December 31, 2011 from nil for the year ended December 31, 2010.  The increase was a primary result from cumulative effect of our business development and sales volume increase. The gross margin of our mushroom products and seeds planting business is normally in the range from 24% to 55%. The gross margin of our mushroom product business increased from nil for the year ended December 31, 2010 to 24.0% for the year ended December 31, 2011.  The increase of gross margin was principally attributed to that we were gradually entering into the market of local mushroom planting industry for the year ended December 31, 2011, while we were still in our development stage for the year ended December 31, 2010.

4. Operating expenses

Selling and distribution expenses.  Our selling and distribution expenses include general administration expenses, travel expenses.  Since we just started a full range of our business in the year of 2011, the total amount of the selling and distribution expenses was not as much as the general and administrative expenses.

We expect the selling and distribution expenses would increase in next fiscal year, as we’re now expanding and developing our business. The staff salaries, promotion expenses, transportation expenses and other expense related to the selling activities would consequently increase as the business grows.

Results of Operations for the years ended December 31, 2011 and 2010 (Continued)

4. Operating expenses (Continued)

General and administrative expenses.  For the year ended December 31, 2011, our general and administrative expenses were $ 714,112, representing an increase of $ 360,956 or 102.2%, as compared to that for the year ended December 31, 2010.  The increase was primarily a result of increase in office expenses, land lease expenses, company organization cost and depreciation or amortization expenses, which accounted for 83.7% of the total general and administrative expenses.  The increase in general and administration expenses in the current year was also a result of increased salaries and bonus in response to the increased sales.

We expect that our general and administrative expenses will increase as we will further expand our business and operations.  In addition, as a result of business development, we will also build up more workshops and structures, which would lead to a significant increase of the depreciation expenses. Moreover, we also expect to incur more cost by hiring qualified professionals who are knowledgeable about US accounting and capital market to enhance our financial system and internal controls.  Our general and administrative expense may also increase due to our need for more personnel as our business continues to grow.

5. Other income

Other income is used to record the company’s non operating income, such as government grant, inventory profit and donation from other third parties, etc. For the year ended in December 31, 2011, we recognized other income from the inventory profit after we perform our stock take procedures at the end of the third season of 2011.

6. Income taxes

Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC where the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the county of operations.

The Company does not accrue United States income tax since it has no operating income in the United States. The Company is organized and located in the PRC and do not conduct any business in the United States.

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the Company is exempted from corporate income tax from 2010 to 2012. Accordingly, the company statutory rate was 0% and 0% for the periods ended December 31, 2011 and 2010.

Results of Operations for the years ended December 31, 2011 and 2010 (Continued)

The following table presents selected cash flow data from our cash flow statements for the twelve months ended December 2011 and 2010, respectively.

	2011	2010

Net cash provided by (used in) operating activities	$(804,525)	$927,233

Net cash used in investing activities	(11,423,885)	(867,844)

Net cash provided by (used in) financing activities	11,207,412	345,277

Effect of exchange rate changes on cash and cash equivalents	42,582	1,644

Net increase(decrease) in cash and cash equivalents	630,634	63,310

Cash and cash equivalents, beginning of year	79,178	10,868

Cash and cash equivalents, end of year	$709,812	$79,178

Operating Activities

Net cash used in operating activities for the year ended December 31, 2011 was $804,525, which was primarily due to (i) an increase of the net income $908,213 and (ii) an total increase of $203,545 of the depreciation and amortization of fixed assets, land use right and prepaid lease and (iii)an total decrease of $307,233 of  the changes in assets and liabilities.

Investing Activities

Net cash used in investing activities was $11,423,885 for the year ended December 31, 2011, which was primarily attributable to our payments of $8,726,427 for the fixed assets, payment of $1,688,611 for land use right and the prepayment of $ 1,008,847 of leasing of land.  Net cash used in investing activities was $886,828 for the year ended December 31, 2010, which was mainly due to payment for purchase of $ 561,621 fixed assets and $ 306,223 land use right.

Financing activities

Net cash provided by financing activities was $11,207,412 for the year ended December 31, 2011, which was mainly attributable to a total amount of $ 6,978,458 of the capital injection and $3,763,332 of the current account from a related party and $465,622 of the bank loan.

Significant Accounting Policies

USE OF ESTIMATES

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included.  Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using moving weighted average method. Cost of finished goods comprises direct material, direct production cost and an allocated portion of production overheads based on normal operating capacity.

REVENUE RECOGNITION

Sales revenue is recognized at the date of shipment from the Company’s facilities to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, ownership has passed, no other significant obligations of the Company exist and collectability is reasonably assured.

The Company’s revenue consists of the invoiced value of goods, net of value-added tax (“VAT”).

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company is the RMB and the RMB is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company, which are prepared using the functional currency, have been translated into United States dollars. Assets and liabilities translated at exchange rates at the balance sheet date, revenue and expenses are translated at the average exchange rates for the period, and members' equity is translated at historical exchange rates. Translation adjustments are included in accumulated other comprehensive income, a component of members’ equity.

ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income represents the change in equity of the Company during the periods presented from foreign currency translation adjustments.

Significant Accounting Policies (Continued)

TAXATION

Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC where the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the county of operations.

The Company does not accrue United States income tax since it has no operating income in the United States. The Company is organized and located in the PRC and do not conduct any business in the United States.

Enterprise income tax

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the Company is exempted from corporate income tax from 2010 to 2012. Accordingly, the company statutory rate was 0% and 0% for the periods ended December 31, 2011 and 2010.

Value added tax

The Provisional Regulations of The People’s Republic of China Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the Company is exempted from VAT for the periods ended December 31, 2011 and 2010.

PROPERTY, PLANT and EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation on property, plant and equipment is calculated on the straight-line method after taking into account their respective estimated residual values over the estimated useful lives of the assets as follows:

Building and constructions	20 years
Plant	5-10 years
Office equipment	3-5 years
Vehicles	4 years

Maintenance and repair costs are expensed as incurred, whereas significant renewals and betterments are capitalized.

Construction in progress represents capital assets under construction or being installed and is stated at cost. Cost comprises original cost of plant and equipment, installation, construction and other direct costs prior to the date of reaching the expected usable condition. Construction in progress is transferred to the property, plant and equipment and depreciation commences when the asset has been substantially completed and reaches the expected usable condition.

LAND USE RIGHTS

The Company states land use rights at cost less accumulated amortization. The land use rights are amortized on straight line method during the contract period, varying from 47 to 50 years.

Significant Accounting Policies (Continued)

LONG TERM PREPAID LEASE

Leases where substantially all the risks and rewards of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases net of any incentives received from the lessor are charged to the consolidated statements of operations on a straight-line basis over the terms of the underlying lease.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the financial statements annexed to this annual report immediately after the signature page of this Form 10-K．

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 6, 2011, the Board of Directors of the Registrant dismissed its independent registered public accounting firm, M&K CPAS, PLLC (“M&K”). The report of M&K for the year ending September 30, 2011 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than going concern. The decision to change accountants was approved by the Registrant's board of directors on December 6, 2011, and on such date Stan J.H. Lee, CPA (“Stan Lee”) was engaged as the Registrant's new independent registered public accountants. Prior to such engagement, the Registrant did not consult Stan Lee on any of the matters referenced in Item 302(a)(2) of Regulation S-K during the two most recent years or any subsequent interim period prior to engaging Stan Lee. The Registrant did not consult Stan Lee regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event in connection with its report on the Registrant’s financial statements. Prior to such engagement, the Registrant did not consult such firm on any of the matters referenced in Item 302(a)(2) of Regulation S-K during the two most recent years or any subsequent interim period prior to engaging Stan Lee.

During the Registrant's two most recent fiscal years and through the date of dismissal, there were no disagreements with M&K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of M&K, would have caused it to make reference to the matter in connection with its reports. There were no "reportable events" in connection with its report on the Registrant’s financial statements.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act.

Based upon the required evaluation, our CEO and CFO concluded that as of December 31, 2011, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified the following weaknesses in internal control:

The Company does not have an independent board of directors or audit committee or adequate segregation of duties;

All of our financial reporting is carried out by our financial consultant.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, the Company’s internal control over financial reporting was not effective due to the following weakness:

The Company does not have an independent board of directors or audit committee or adequate segregation of duties;

All of our financial reporting is carried out by our financial consultant.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

 Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

ITEM 9B.    OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following sets forth information regarding the directors and executive officers of the Company as December 31, 2011 and March 31, 2012.

Name	Positions	Age
Chin Yung Kong	President, Secretary, Treasurer and Director	58

Chin Yung Kong, age 58, resides in Dalian, China.  Mr. Chin is the Managing Director of QMIS Capital Finance.  Since 2002 Mr. Chin has devoting most of his time advising Chinese clients on financial restructuring, pre-audit evaluation before going public, pre-IPO investment strategies, and on the process of going public in the United States.  From 1995 to 2002, Mr. Chin was financial controller for the Kwok Group Company in China.  Prior to 1995 Mr. Chin was a practicing auditor and Certified Public Accountant (CPA) with Foo Kon & Tan in Singapore.  Mr. Chin graduated from University of Hull in the United Kingdom with a Masters degree in Finance.

Involvement in Certain Legal Proceedings

To the knowledge of us, no executive officer or director has been involved in the last five years in any of the following:

Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Compliance with Section 16(A) of The Securities Exchange Act of 1934

As of December 31, 2011 and March 31, 2012, none of our officers, directors and greater than 10 percent  shareholders have filed the reports required under Section 16(a).

Indemnification of Directors and Officers

Our bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the Nevada corporation laws.  There is no pending litigation or proceeding naming any of our directors or officers to which indemnification is being sought, and we are not aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

ITEM 11.    EXECUTIVE AND DIRECTOR COMPENSATION

Since inception, we have paid no cash or non-cash executive compensation (including stock options or awards, perquisites, or deferred compensation plans), whatsoever, to the officers or directors. The following tables set forth certain summary information concerning all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers and directors by any person for all services rendered in all capacities to the Company:

Name of Executive Officer and/or Director	Position	Salary	Bonus and Other Compensation	Securities Underlying Stock Options
Chin Yung Kong	President/CEO	None	None	None
Chief Financial Officer/Treasurer

Outstanding Equity Awards at Fiscal Year-End

None in the year ended December 31, 2011.

Stock Option and Awards Plan

None in the year ended December 31, 2011.

Director Compensation

None in the year ended December 31, 2011.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER

The following table sets forth certain information concerning the number of Company common shares owned beneficially by: each person known or believed by us to own, directly or beneficially, more than 5% of our common stock, each of our directors, and all of our officers and directors as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the common shares shown.

Name of Beneficial Owner [1]	Number of Common Shares	Percentage of Class [2]
Chin Yung Kong Room 2119 Mingyong Building, No. 60 Xian Road. Shahekou District, Dalian, China 116021	64,700,000	97.36%

All Officers, Directors and Beneficial Owners as a group (Chin Yung Kong is also the only greater than 5% shareholder)	64,700,000	97.36%

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

(2)	Based on 66,450,000 Shares issued and outstanding upon completion of the share exchange transaction.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The share exchange agreement and the underlying transaction that we carried out on December 12, 2011 is a related transaction because the shareholder of Dingxu BVI, Mr. Chin Yung Kong, is our current officer and director and majority shareholder.

Policy for Approval of Related Party Transactions

We do not currently have a formal related party approval policy for review and approval of transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Director Independence

We do not have any independent Director as defined under NASDAQ Marketplace Rule 4200(a)(15).

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2011 (10/01/2010 to 09/30/2011)	$7,700.00	M&K CPAS, PLLC
2010 (from inception date to 09/30/2010)	$2,500.00	M&K CPAS, PLLC

2011	$22,500.00	Stan J.H. Lee, CPA

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The financial statements are attached immediately after the signature page of this Form 10-K Annual Report.

(a) (2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibit No.	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
10.1	Share Exchange Agreement**
10.2	Consulting Service Agreement (Panjin Hengrun and Liaoning Dingxu)**
10.3	Operating Agreement (Panjin Hengrun and Liaoning Dingxu)**
10.4	Equity Pledge Agreement (Panjin Hengrun and Liaoning Dingxu)**
10.5	Option Agreement (Panjin Hengrun and Liaoning Dingxu)**
10.6	Proxy Agreement (Panjin Hengrun and Liaoning Dingxu)**
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
101***
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

101.INS****	XBRL Instance
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation
101.DEF***	XBRL Taxonomy Extension Definition
101.LAB***	XBRL Taxonomy Extension Labels
101.PRE***	XBRL Taxonomy Extension Presentation

* Incorporated by reference to our Registration Statement on Form S-1, filed on November 9, 2010

**Incorporated by reference to the Form 8-K Current Report filed on December 13, 2011.

*** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Liaoning Dingxu Ecological Agriculture Development, Inc. Formerly known as Hazlo! Technologies, Inc

Date: April 13, 2012	By:	/S/ Chin Yung Kong
Chin Yung Kong
President and Chief Executive Officer

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC .

FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010 (Audited)

Stan J.H. Lee, CPA
2160 North Central Rd, Suite 209 * Fort Lee * NJ 07024
P.O. Box 436402 *  San Diego * CA * 92143-9402
619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Liaoning Dingxu Ecological Agriculture Development, Inc.

We have audited the accompanying balance sheets of China Liaoning Dingxu Ecological Agriculture Development, Inc.
 (the Company) as of December 31, 2011 and 2010, and the related statements of operation, shareholders’ equity and cash flows for the year ended December 31, 2011 and the period from August 19, 2010 ( its inception) to December 31, 2010 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An  audit includes consideration of internal control over financial  reporting  as  a  basis  for  designing  audit  procedures  that  are appropriate  in  the  circumstances, but  not  for the purpose of expressing an opinion  on  the  effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Liaoning Dingxu Ecological Agriculture Development, Inc.  as of December 31, 2011 and 2010, and the results of its operation  and its cash flows for the aforementioned periods in conformity with U.S. generally accepted accounting principles.

The financial  statements  have  been  prepared  assuming that the Company will continue as a going  concern. As  discussed in the notes to the  financial statements, the Company has not established  any source of additional capital  to service the obligations in short-term  which raises substantial  doubt  about its ability  to  continue  as  a going  concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA

Stan J.H. Lee, CPA
Fort Lee, NJ, 07024 US
April 13, 2012

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	As of December 31,
	2011	2010

ASSETS

Cash and cash equivalents	$709,812	79,178
Inventories	2,862	-
Advances to suppliers	83,057	-
Other receivables, net	20,997	34,226

Total Current Assets	816,728	113,404

Property, plant and equipment, net	4,743,710	6,946
Construction in progress	4,661,733	570,128
Land use right	3,225,474	312,886
Long term prepaid lease	999,927	-

Total Non-Current Assets	13,630,844	889,960

Total Assets	$14,447,572	$1,003,364

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loan payable - current portion	$476,122	$-
Other payables	1,267,842	274,975

Total Current Liabilities	1,743,964	274,975

Due to related parties	4,186,337	336,851

Total Liabilities	5,930,301	611,826

Commitments	-	-

Stockholders' Equity:
Common stock ($0.001 par value; 75,000,000 shares authorized;
66,450,000 and 5,200,000 shares issued and outstanding
at December 31, 2011 and 2010, respectively)	66,450	5,200
Additional paid-in capital	7,659,544	742,336
Statutory reserve	57,805	-
Retained earnings (Accumulated loss)	479,420	(370,988)
Accumulated other comprehensive income	254,052	14,990

Total Stockholders' Equity	8,517,271	391,538

Total Liabilities and Stockholders' Equity	$14,447,572	$1,003,364

See accompanying notes to consolidated financial statements

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
AMOUNTS EXPRESSED IN US DOLLAR)

	For the Year Ended December 31, 2011	For the Period from August 19, 2010 (Date of Incorporation) to December 31, 2010

NET REVENUES	$4,429,847	$-

COST OF REVENUES	2,912,226	-

GROSS PROFIT	1,517,621	-

OPERATING EXPENSES:
Depreciation and amortization	203,545	61
Selling, general and administrative	511,125	353,095

Total Operating Expenses	714,670	353,156

INCOME FROM OPERATIONS	802,951	(353,156)

NON-OPERATING INCOME:	105,262	-

INCOME BEFORE PROVISION FOR INCOME TAX	908,213	(353,156)

PROVISION FOR INCOME TAXES	-	-

NET INCOME	$908,213	$(353,156)

COMPREHENSIVE INCOME:
Net income	908,213	(353,156)

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	239,062	14,677

COMPREHENSIVE INCOME	$1,147,275	$(338,479)

NET INCOME PER COMMON SHARE:
Basic	$0.10	$(0.07)
Diluted	$0.10	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,419,556	5,195,276
Diluted	9,419,556	5,195,276

See accompanying notes to consolidated financial statements

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2011 and the Period from August 19, 2010 (Date of Incorporation) to December 31, 2010
(AMOUNTS EXPRESSED IN US DOLLAR)

	Common Stock		Additional	(Accumulated loss)		Accumulated Other	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	Stockholders'
	Stocks	Amount	Capital	Earnings	Reserve	Income	Equity

Balance, August 19, 2010 (date of incorporation)	-	-	-	-	-	-	-

Common stocks issued for cash at $0.003 per share	5,200,000	5,200	10,400	-	-	-	15,600

Additional capital injection	-	-	731,936	(17,832)	-	313	714,417

Net loss for the period from August 19, 2010 to December 31, 2010	-	-	-	(353,156)	-	-	(353,156)

Foreign currency translation adjustment	-	-	-	-	-	14,677	14,677

Balance, December 31, 2010	5,200,000	$5,200	$742,336	$(370,988)	$-	$14,990	$391,538

Common stocks issued for cash at $0.02 per share	1,250,000	1,250	23,750	-	-	-	25,000

Recapitalization	60,000,000	60,000	(60,000)	-	-	-	-

Additional capital injection	-	-	6,953,458	-	-	-	6,953,458

Net income for the year	-	-	-	908,213	-	-	908,213

Profit appropriation to statutory reserve	-	-	-	(57,805)	57,805	-	-

Foreign currency translation adjustment	-	-	-	-	-	239,062	239,062

Balance, December 31, 2011	66,450,000	$66,450	$7,659,544	$479,420	$57,805	$254,052	$8,517,271

See accompanying notes to consolidated financial statements

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Year Ended December 31,2011	For the Period from August 19, 2010 (Date of Incorporation) to December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$908,213	$(353,156)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	203,545	61
Changes in assets and liabilities:
Inventories	(2,799)	-
Other receivables	14,647	673,209
Advances to suppliers	(81,225)	-
Other payables	(237,856)	269,119
NET CASH PROVIDED BY OPERATING ACTIVITIES	804,525	589,233

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(8,726,427)	(561,621)
Acquisition of land use right	(1,688,611)	(306,223)
Prepayment for long term leasing of land	(1,008,847)	-
NET CASH USED IN INVESTING ACTIVITIES	(11,423,885)	(867,844)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stocks	25,000	15,600
Proceeds from capital injection	6,953,458	-
Proceeds from bank loan	465,622	-
Proceeds from related parties	3,763,332	329,677
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,207,412	345,277

EFFECT OF EXCHANGE RATE ON CASH	42,582	1,644

NET INCREASE IN CASH AND CASH EQUIVALENTS	630,634	68,310

CASH AND CASH EQUIVALENTS - beginning of period	79,178	10,868

CASH AND CASH EQUIVALENTS - end of period	$709,812	$79,178

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	-	-

See accompanying notes to consolidated financial statements

LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2011 and 2010
(AUDITED)

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

China Liaoning Dingxu Ecological Agriculture Development, Inc. (the "Company") was incorporated under the laws of State of Nevada on August 19th, 2010.

On December 12, 2011, China Liaoning Dingxu Ecological Agriculture Development, Inc., formerly known as Hazlo! Technologies, Inc., a Nevada corporation (the “PUBCO”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with “DingXu BVI Shareholder”,  the sole shareholder of  China Liaoning DingXu Ecological Agriculture Development Co;, Ltd., a BVI company (the “DingXu BVI”). Under the Share Exchange Agreement, PUBCO issues Sixty Million (60,000,000) shares of common stock to an individual to acquire from the same individual , 100% of the issued and outstanding shares of DingXu BVI.

The Company is primarily engaged in the growing and selling of agriculture products in People’s Republic of China (“PRC”).

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The company maintains its books and accounting records in Renminbi (“RMB”), and its reporting currency is United States dollars.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant working capital to meet obligations due in short-term  and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

Management plans to seek an additional source of capital and improve on operating results  to take the Company in a new direction and bring greater value to its shareholders. Management has yet to identify any additional  capital and there is no guarantee that the Company will be able to identify such opportunities in the future.

ACCOUNTING METHOD

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

USE OF ESTIMATES

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included.  Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using moving weighted average method. Cost of finished goods comprises direct material, direct production cost and an allocated portion of production overheads based on normal operating capacity.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation on property, plant and equipment is calculated on the straight-line method after taking into account their respective estimated residual values over the estimated useful lives of the assets as follows:

Building	20	years
Plant	10-May	years
Office equipment	5-Mar	years
Vehicles	4	years

Maintenance and repair costs are expensed as incurred, whereas significant renewals and betterments are capitalized.

Construction in progress represents capital assets under construction or being installed and is stated at cost. Cost comprises original cost of plant and equipment, installation, construction and other direct costs prior to the date of reaching the expected usable condition. Construction in progress is transferred to the property, plant and equipment and depreciation commences when the asset has been substantially completed and reaches the expected usable condition.

LAND USE RIGHTS

The Company states land use right at cost less accumulated amortization. The land use right is amortized on straight line method during the contract period of 50 years. For the year ended December 31, 2011 and the period from August 19, 2010 to December 31, 2010, the Company recorded amortization expense of $50,983 and nil, respectively.

LONG TERM PREPAID LEASE

Leases where substantially all the risks and rewards of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases net of any incentives received from the lessor are charged to the consolidated statements of operations on a straight-line basis over the terms of the underlying lease.

The Company records lease payments at cost less accumulated. As China’s regulations prohibit companies from acquiring land use right of farmlands, the Company entered into long term agreements with certain unrelated parties to rent land. The lease payments for the entire contract period are prepaid at the inception of leases. The lease payments are recorded as operating lease expenses using the straight line method during the contract period of 20 years. For the year ended December 31, 2011 and the period from August 19, 2010 to December 31, 2010, the Company recorded lease expense of $30,973 and nil, respectively.

REVENUE RECOGNITION

Sales revenue is recognized at the date of shipment from the Company’s facilities to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, ownership has passed, no other significant obligations of the Company exist and collectibility is reasonably assured.

The Company’s revenue consists of the invoiced value of goods, net of value-added tax (“VAT”).

TAXATION

Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC where the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the county of operations.

The Company does not accrue United States income tax since it has no operating income in the United States. The Company is organized and located in the PRC and do not conduct any business in the United States.

Enterprise income tax

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the Company is exempted from enterprise income tax from 2010 to 2012. Accordingly, the Company statutory rate was 0% and 0% for the year ended December 31, 2011 and the period from August 19, 2010 to December 31, 2010, respectively.

Value added tax

The Provisional Regulations of The People’s Republic of China Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the Company is exempted from VAT from 2010 to 2012.

FOREIGN CURRENCY TRANSLATION

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries and variable interest entities is the RMB. For the subsidiaries and variable interest entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

In accordance with ASC Topic 230, cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income represents the change in equity of the Company during the periods presented from foreign currency translation adjustments.

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment at December 31, 2009 and 2010 consists of the following:

	December 31, 2011		December 31, 2010
	$		$
Building		4,538,344		-
Plant		233,418		2,242
Vehicles		42,337		-
Office equipment		54,008		4,766
		4,868,107		7,008

Less: Accumulated depreciation		124,397		62
Property, plant and equipment, net		4,743,710		6,946
Construction in progress		4,661,733		570,128

		$9,405,443		$577,074

For the year ended December 31, 2011 and the period from August 19, 2010 to December 31, 2010, the Company recorded depreciation expense of $121,589 and US$62, respectively.

NOTE 4. LOAN PAYABLE

The Company became indebted to Bank of China in December 2011 for $476,122, payable in December 2012, interest at 8.46% per annum. The loan is secured by a land use right with net book value of $570,885 of the Company.

For the year ended December 31, 2011 and the period from August 19, 2010 to December 31, 2010, no interest expense was recorded.

NOTE 5. COMMON STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. In August 2010, the Company issued 5,200,000 common stocks at $ 0.003 per share and raised $ 15,600 in cash. In March and April 2011, the Company issued 1,250,000 common stocks at $ 0.02 per share and raised $ 25,000 in cash. In December 12, 2011, the Company issued 60,000,000 shares of its common stock in connection with a share exchange agreement.

The Company has not granted any stock options and has not recorded any stock-based compensation since inception.

NOTE 6. COMMITMENT AND CONTINGENCIES

Other than in the normal course of business, the Company did not have significant capital and other commitments, or significant guarantees as of December 31, 2011 and 2010.

NOTE 7. SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855 and the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.