Form 10-Q
period 2012-03-31
China Liaoning Dingxu Ecological Agriculture Development, Inc.
filed 2012-05-18
CIK 1501958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 66,450,000 Shares of Common Stock, as of May 14, 2012.

As used in this Form 10-Q Quarterly Report, unless the context requires or is otherwise indicated, the terms “we,” “us,” “our,” the “Registrant,” the “Company,” “our company” and similar expressions include the following entities (as defined below):

(i)  China Liaoning Dingxu Ecological Agriculture Development, Inc., formerly known as Hazlo! Technologies, Inc., a Nevada corporation (“Company”, “we”, or “us”), which is a publicly traded company;

(ii)  China Liaoning DingXu Ecological Agriculture Development Co, Ltd., a BVI company ( “DingXu BVI”)

(iii)  Panjin Hengrun Biological Technology Development Co., Ltd. 盘锦恒润生物技术开发有限公司, a limited liability company organized under the laws of the People’s Republic of China and a ninety-nine percent owned subsidiary of DingXu BVI (“Panjin Hengrun”)

(iv)  Liaoning Dingxu Ecological Agriculture Development Co., Ltd.辽宁鼎旭生态农业发展有限公司, a limited liability company organized under the laws of the People’s Republic of China and an affiliated entity of Panjin Hengrun through contractual arrangements (“Liaoning Dingxu”).

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

ITEM 1.     FINANCIAL STATEMENTS

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	As of
	March 31, 2012	December 31, 2011
	(UNAUDITED)
ASSETS

Cash and cash equivalents	$1,203,724	709,812
Inventories	10,023	2,862
Advances to suppliers	81,844	83,057
Other receivables, net	334,249	20,997

Total Current Assets	1,629,840	816,728

Property, plant and equipment, net	4,655,930	4,743,710
Construction in progress	5,871,741	4,661,733
Land use right	3,199,161	3,225,474
Long term prepaid lease	983,605	999,927

Total Non-Current Assets	14,710,437	13,630,844

Total Assets	$16,340,277	$14,447,572

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loan payable - current portion	$474,796	$476,122
Due to related parties	5,634,908	4,186,337
Other payables	1,263,752	1,267,842

Total Current Liabilities	7,373,456	5,930,301

Total Liabilities	7,373,456	5,930,301

Commitments	-	-

Stockholders' Equity:
Common stock ($0.001 par value; 75,000,000 shares authorized;
66,450,000 shares issued and outstanding
at March 31, 2012 and December 31, 2011, respectively)	66,450	66,450
Additional paid-in capital	7,659,544	7,659,544
Statutory reserve	122,910	57,805
Retained earnings	885,899	479,420
Accumulated other comprehensive income	232,018	254,052

Total Stockholders' Equity	8,966,821	8,517,271

Total Liabilities and Stockholders' Equity	$16,340,277	$14,447,572

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2012	2011

NET REVENUES	$1,705,928	$946,751

COST OF REVENUES	1,308,469	597,005

GROSS PROFIT	397,459	349,746

OPERATING EXPENSES:
Depreciation and amortization	105,968	646
Selling, general and administrative	163,381	136,620

Total Operating Expenses	269,349	137,266

INCOME FROM OPERATIONS	128,110	212,480

OTHER INCOME:
Other income	353,475	-
Interest expense	(10,001)	-

Total Other Income	343,474	-

INCOME BEFORE PROVISION FOR INCOME TAX	471,584	212,480

PROVISION FOR INCOME TAXES	-	-

NET INCOME	$471,584	$212,480

COMPREHENSIVE INCOME:
Net income	471,584	212,480

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized foreign currency translation gain (loss)	(22,034)	239,062

COMPREHENSIVE INCOME	$449,550	$451,542

NET INCOME PER COMMON SHARE:
Basic	$0.01	$0.04
Diluted	$0.01	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	66,450,000	5,200,000
Diluted	66,450,000	5,200,000

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$471,584	$212,480
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	105,968	646
Interest expense	10,001	-
Changes in assets and liabilities:
Inventories	(7,180)	(116,152)
Other receivables	(313,792)	10,278
Advances to suppliers	983	-
Other payables	(560)	(87,200)
NET CASH PROVIDED BY OPERATING ACTIVITIES	267,004	20,052

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,225,247)	(1,745,434)
Acquisition of land use right	-	(240,064)
NET CASH USED IN INVESTING ACTIVITIES	(1,225,247)	(1,985,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of interest expense	(10,001)	-
Proceeds from related parties	1,458,509	3,157,768
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,448,508	3,157,768

EFFECT OF EXCHANGE RATE ON CASH	3,647	10,670

NET INCREASE IN CASH AND CASH EQUIVALENTS	493,912	1,202,992

CASH AND CASH EQUIVALENTS - beginning of period	709,812	79,178

CASH AND CASH EQUIVALENTS - end of period	$1,203,724	$1,282,170

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$10,001	$-
Income taxes	-	-

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

China Liaoning Dingxu Ecological Agriculture Development Inc. (the "Company") was incorporated under the laws of State of Nevada on August 19th, 2010.  The Company is primarily engaged in the growing and selling of agriculture products in People’s Republic of China (“PRC”).

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

LAND USE RIGHTS

The Company states land use right at cost less accumulated amortization. The land use right is amortized on straight line method during the contract period of 50 years. For the three months ended March 31, 2012 and 2011, amortization expense amounted to $17,356 and nil, respectively.

LONG TERM PREPAID LEASE

Leases where substantially all the risks and rewards of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases net of any incentives received from the lessor are charged to the consolidated statements of operations on a straight-line basis over the terms of the underlying lease.

The Company records lease payments at cost less accumulated. As China’s regulations prohibit companies from acquiring land use right of farmlands, the Company entered into long term agreements with certain unrelated parties to rent land. The lease payments for the entire contract period are prepaid at the inception of leases. The lease payments are recorded as operating lease expenses using the straight line method during the contract period of 20 years. For the three months ended March 31, 2012 and 2011, the Company recorded lease expense of $13,557 and nil, respectively.

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

Enterprise income tax

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the Company is exempted from enterprise income tax from 2010 to 2012. Accordingly, the Company statutory rate was 0% and 0% for the three months ended March 31, 2012 and 2011, respectively.

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

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment at March 31, 2012 and December 31, 2011 consists of the following:

	March 31, 2012		December 31, 2011
	$		$
Building		4,525,703		4,538,344
Plant		232,768		233,418
Vehicles		42,219		42,337
Office equipment		54,230		54,008
		4,854,920		4,868,107

Less: Accumulated depreciation		198,990		124,397
Property, plant and equipment, net		4,655,930		4,743,710

Construction in progress		5,871,741		4,661,733

		10,527,671		9,405,443

For the three months ended March 31, 2012 and 2011, the Company recorded depreciation expense of $75,055 and $646, respectively.

NOTE 4. LOAN PAYABLE

The Company became indebted to Bank of China in December 2011 for $476,122, payable in December 2012, interest at 8.46% per annum. The loan is secured by a land use right with net book value of $570,885 of the Company.

For the three months ended March 31, 2012 and 2011, the Company recorded interest expense of $10,001 and nil, respectively.

NOTE 5. COMMON STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

The Company has not granted any stock options and has not recorded any stock-based compensation since inception.

NOTE 6. COMMITMENT AND CONTINGENCIES

Other than in the normal course of business, the Company did not have significant capital and other commitments, or significant guarantees as of March 31, 2012 and December 31, 2011, respectively.

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

Overview

We mainly engage in the business of growing and marketing fresh mushrooms and related mushroom products including mushroom spawn and mushroom seeds through our affiliated variable interest entity LiaoNing DingXu.

We mainly produce and sell two types of products:

(1)
Fresh mushrooms. We grow fresh mushrooms in our greenhouse and sell them to markets. Our fresh mushrooms include oyster mushroom, king oyster mushroom, king trumpet mushroom, and button mushroom.

The revenues from the sales of fresh mushrooms constitute approximately 53% and 70% of our total revenues in the first quarter of 2012 and 2011, respectively.

(2)
Related mushroom products including mushroom spawn and mushroom seeds. The revenues from the sales of related mushroom products constitute approximately 47% and 30% of our total revenues in the first quarter of 2012 and 2011, respectively.

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

Financial condition as of March 31, 2012 and 2011

The following table presents an overview of our results of assets, liabilities and shareholders’ equity as of March 31, 2012 and December 31, 2011.

	March 31,	December 31,	Increase
	2012	2011	(decrease)

Current assets
Cash	1,208,352	709,812	498,540

Other Receivables	334,249	20,997	313,252

Advance to suppliers	81,844	83,057	(1,213)

Inventory	10,023	2,862	7,161

Total current assets	1,629,840	816,728	813,112

Non-current assets
Property, plant and equipment - net of accumulated depreciation	4,655,930	4,743,710	(87,780)

Construction in progress	5,871,741	4,661,733	1,210,008

Land use rights	3,199,161	3,225,474	(26,313)

Long term prepaid lease	983,605	999,927	(16,322)

Total non-current assets	14,710,437	13,630,844	1,079,593

Total assets	16,340,277	14,447,572	1,892,705

Current liabilities

Short-term loan	474,796	476,122	(1,326)

Other payables	1,263,752	1,267,842	(4,090)

Due to Related Parties	5,634,908	4,186,337	1,448,571

Total liabilities	7,373,456	5,930,301	1,443,155

Shareholders’ liabilities
Common stock	66,450	66,450	-

Paid-in capital	7,659,544	7,659,544	-

Statutory reserve	122,910	57,805	65,105

Retained earnings	885,899	479,420	406,479

Other comprehensive income - foreign currency	232,018	254,052	(22,034)

Total shareholders’ equity	8,966,821	8,517,271	449,550

Total liabilities and shareholders’ equity	16,340,277	14,447,572	1,892,705

Liquidity and Capital Resources:

To date, our operations have been funded by contributions to non-current liability due to related parties our and the net cash provided by our operations. As a result, at March 31, 2012 we had $1,629,840 current assets, an increase of $813,112 since our last year ended on December 31, 2011. At the same time, we had $ 1,738,548current liabilities consisted of the $ 474,796 bank loan expiring at the end of 2012 and borrowing of the shareholder and the $1,263,752 contract deposit from the mushroom planters. The contract deposit has no limited to pay back in the next year. We had working capital totaling $1,155,044 except the contract deposit. So our capital resources are more than sufficient to fund our operations for the coming period.

During the three months ended March 31, 2012, our operating activities provided $267,004 in net cash. Over the long term, our expectation to see a trend of growing sales for our mushroom series products, including fresh mushrooms & mushroom spawns and seeds, resulting from the growing of the market scales, improving of general agriculture industry, improving of the planting skills and the quality of our products, and the continuing encouragement from local government. As we invested $8,828,000 in 2011 and $1,080,000 in the first quarter of 2012 to develop our mushroom planting greenhouse and structures, mushroom seeds cultivate workshop and manufacturing workshop, the categories and total quantities of our products would be much higher than we produced in the last period.

Current assets:

1. Other receivables

Other receivables mainly consisted of loan to local farming organization and staff borrowing. We have lend $238,702 to local farming organization to support them developing mushroom plant, hence we observed a significant increase of the other receivables compared to December 31, 2011.

2. Advance to suppliers

The subject of advance to suppliers was mainly used to record the advance paid to raw material suppliers and project contractors or builder.

3. Inventory

The total inventory as at March 31 of 2012 didn’t fluctuate significantly compared to the same period in 2011. The balance at the end of this period consisted of raw materials and expendable materials that were unused and could not be classified as fixed assets as their value was very low.

Non-Current assets:

4. Property, plant and equipment

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

As consistent with the policies in the year of 2011, maintenance and repair costs are expensed as incurred, whereas significant renewals and betterments are capitalized.

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

Property, Plant and Equipment consists of the following:

	March 31, 2012		December 31, 2011
	USD		USD
Building	a	4,525,703	4,538,344
Plant	b	232,768	229,443
Vehicles	c	42,219	42,337
Office equipment	d	54,230	57,983
Less: Accumulated depreciation	e	198,990	124,397
Property, plant and equipment, net		4,655,930	4,743,710
Construction in progress	f	5,871,741	4,661,733
Total property, plant & equipment		10,527,671	9,405,443

a.	The building mainly represented for the greenhouses, manufacturing workshops, warehouse and office building, all of which were transferred from the construction in progress (CIP).

b.	The plant represented for the planting area or structures completed and transferred out from CIP.

c.	The vehicles were the truck for transporting raw materials or finish goods.

d.	The office equipment include the office computers, printers, desks and other office appliance.

e.	For the three months ended March 31, 2012 and 2011, the Company recorded depreciation of US$75,055 and US$646, respectively.

f.	The detailed information of the construction projects in progress which was not yet transfer to fixed assets is as below:

	March 31, 2012	December 31, 2011
	USD	USD
Mushroom seeds cultivate workshop and warehouse	1,115,252	1,114,084
Manufacturing workshops	335,889	322,494
Greenhouse and Planting structures	4,408,521	3,218,533
Others	12,079	6,622
Total amount of CIP	5,871,741	4,661,733

5. Land use right

The Company states land use rights at cost less accumulated amortization. As the business growing and expanding in the period of 2011, the company recognized a total amount of USD 2,965,000 land use right in the year of 2011. The land use right was used to build up greenhouse and planting structures, manufacturing workshop and other buildings. There is no land use right recognized in the first quarter of 2012.

The land use rights are amortized on straight line method during the contract period, varying from 47 to 50 years. Amortization expense of US$ 17,356 and nil for the three months ended March 31, 2012 and 2011 were recorded, respectively. As of March 31, 2012and 2011, the values of land use rights are US$3,199,161 and nil.

6. Long-term prepaid lease

Leases where substantially all the risks and rewards of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases net of any incentives received from the lessor are charged to the consolidated statements of operations on a straight-line basis over the terms of the underlying lease.

The Company records lease payments at cost less accumulated amortization and amount that to be amortized within one year. The amount to be amortized within one year is recorded as current portion of prepaid leases. As China’s regulations prohibit companies from acquiring land use right of farmlands, the Company entered into long term agreements with local government to rent land. The rental payments for the entire contract period are prepaid at the inception of leases and the payment amount was $1,031,599 in 2011. The rental payments are recorded as operating lease expenses using the straight line method during the contract period of 20 years.

Lease expense of US$13,557 and nil were recorded for the three months ended March 31, 2012 and 2011.

Liabilities
Current liabilities:

7.Short-term loan

The Company became indebted to Bank of China in December 2011 for $476,122, payable in December 2012, interest at 8.46% per annum. The loan is secured by a land use right with net book value of $568,583 of the Company.

For the three months ended March 31, 2012 and 2011, $10,001 and nil interest expense was recorded.

8. Other payables

The total amount of other payables consisted of the contract deposit from the mushroom planters.  The balance had no change in the first quarter of 2012.

9. Due to related parties

The total amount of due to related parties consisted of the borrowing of the shareholder. Since the Mr. Chin lend $1,300,000 to the company for rent the land to build greenhouse and planting structure, the balance had a significant increase as of March 31, 2012 compared to that as of December 31, 2011.

Results of Operations for the three months ended March 31, 2012 and 2011

The following table presents an overview of our results of operation for the three months ended March 31, 2012 and 2011.

			Increase
	2012	2011	(decrease)

Total revenue	1,705,928	946,751	759,177
Total cost of revenue	(1,308,469)	(597,005)	(711,464)
Gross profit	397,459	349,746	47,713
Operating expenses	(269,349)	(137,266)	(132,083)
Income from operations	128,110	212,480	(84,370)
Other income	353,475	-	353,475
Interest expense	10,001	-	10,001
Income before income taxes	471,584	212,480	259,104
Income taxes
Net income	471,584	212,480	259,104

1. Revenue

The following table sets forth the breakdown of our revenue for the three months ended March 31, 2012 and 2011, respectively:

	2012		2011
	USD	%	USD	%
Fresh Mushrooms sales	904,349	53.01%	660,054	69.65%
Mushroom spawns and seeds sales	801,579	46.99%	286,697	30.35%
Total revenue	1,705,928	100%	946,751	100%

Sales revenue is recognized at the date of shipment from the Company’s facilities to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, ownership has passed, no other significant obligations of the Company exist and collectability is reasonably assured.

We derived our revenues predominantly from sales of our fresh mushrooms, mushroom spawn and seeds.  For the three months ended March 31, 2012 and 2011, revenues from sales of our fresh mushrooms sales were $904,349 and $660,054 respectively representing an increase of $244,295 during the three months ended March 31, 2012. Revenues from sales of our mushroom spawn and seeds were $801,579 and $286,697 for the three months ended March 31, 2012 and 2011, which also indicated $514,882 increase compared to the period in 2011.

The increase was primarily due to the increase of the sales volume as a result of an increasing numbers of new customers developed during the year 2011. To be specific, the increase in our revenue was attributable to the following reasons:

a.
We started to open and run the business in the second half of 2009. In the years of 2009 and 2010, the company was still under a development stage with relatively low brand name. The company began the mushroom sales in January of 2011, which led to lower amount of sales revenue in first quarter of 2011 compared with 2012.  For the first quarter of 2012, as the company progressed toward maturity, we strengthened our sales and marketing campaign which helped to enhance our brand name and increase our sales.

b.
The business model of cooperation with local farmers and farming organizations developed since local government encouraged the farmers to develop the local agriculture. As a result, our mushroom spawns and seeds were also supported and welcomed by local farmers and farming organizations, which increased our sales.

We now have more than four kinds of mushroom products and more than six kinds of mushroom seeds, and the categories of our products are still growing. As the greenhouse and planting structures under construction being completed in the future, the categories and total quantities of our products would be much higher than we produced in the first quarter of 2012.

We expect to see a trend of growing sales for our mushroom series products, including fresh mushroom & mushroom spawns and seeds, resulting from the growing of the market scales, improving of general agriculture industry, improving of the planting skills and the quality of our products, and the continuing encouragement from local government.

2. Cost of revenue

The following table presents a breakdown of our cost of revenue of fresh mushroom  and mushroom spawns and seeds for the three months ended March 31, 2012 and 2011.

	2012	2011
	USD	USD

Cost of fresh mushrooms sales	713,945	446,599

Cost of mushroom spawns and seeds sales	594,524	150,406

Total	1,231,088	597,005

Cost of fresh mushrooms sales: Our cost of fresh mushrooms sales consists primarily of costs associated with purchased materials, planting cost and purchased fresh mushroom from farmers or farming organizations. Cost of fresh mushrooms sales are allocated to each kind of mushroom using the specific identification method. Costs are allocated to specific units within a product based on the ratio of the sales quantities of units to the total sellable quantities of the product.

Cost of mushroom spawns and seeds sales: Our cost of mushroom spawns and seeds sales mainly represented the costs of purchased and cultivate seeds or spawns. We used our workshop to cultivate well mushroom seeds or spawns and sold them to local farmers or farming organizations. We also purchased some good quality mushroom seeds from third party and sold them to our customers as well after our selection. The costs are as well allocated to specific units within a product based on the ratio of the sales quantities of units to the total sellable quantities of the product.

3. Gross profit

The following table presents the gross profit of our businesses for the three months ended March 31, 2012 and March 31 of 2011:

	2012		2011
	Gross	Gross	Gross	Gross
Production Category	Profit	Margin	Profit	Margin
	USD	%	USD	%

Fresh mushrooms sales	190,404	21.1%	213,455	32.3%

Mushroom spawns and seeds sales	207,055	25.8%	136,291	47.5%

Total gross profit	397,459	23.3%	349,746	36.9%

Gross profit from our mushroom growing business increased by $ 397,459 for three months ended March 31, 2012 from $349,746 for the three months ended March 31, 2011.  The increase was a primary result from cumulative effect of our business development and sales volume increase. The gross margin of our Fresh mushrooms decreased from 32.3% for the three months ended March 31, 2011 to 21.1% for the three months ended March 31, 2012.And the gross margin of our mushroom spawns and seeds decreased from 47.5% for the three months ended March 31, 2011 to 23.3% for the three months ended March 31, 2012.

The decrease of gross margin was principally attributed to that the price of oyster mushroom and oyster mushroom seeds came down in the first quarter of 2012. Since oyster mushroom is low technical to plant, the local farmers and farming organizations preferred to plant it and got good harvest, that resulted in the market price of oyster mushroom came down and oyster mushroom seeds price came down accordingly.

4. Operating expenses

For the three months ended March 31, 2012, our operating expenses were $269,349, representing an increase of $ 132,082 or 96.2%, as compared to that for the three months ended March 31, 2011.  The increase was primarily a result of increase in land lease expenses, company organization cost and depreciation or amortization expenses, which increased $105,322 or 80% of the total increased operating expense. The increase in operating expenses in the current year was also a result of increased office expenses, salaries and bonus in response to the increased sales.

We expect that our operating expenses will increase as we will further expand our business and operations.  In addition, as a result of business development, we will also build up more greenhouses and structures, which would lead to a significant increase of the depreciation or amortization expenses. Moreover, our operating expense may also increase due to our need for more personnel as our business continues to grow.

5. Other income

Other income is used to record the company’s non operating income, such as government grant, inventory profit and donation from other third parties, etc. For the three months ended in March 31, 2012, we recognized other income from the government grant for encourage developing local agriculture.

6. Income taxes

Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC where the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the county of operations.

Results of Operations for the three months ended March 31, 2012 and 2011 (Continued)

6. Income taxes (continued)

The Company does not accrue United States income tax since it has no operating income in the United States. The Company is organized and located in the PRC and do not conduct any business in the United States.

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the Company is exempted from corporate income tax from 2010 to 2012. Accordingly, the company statutory rate was 0% and 0% for the three months ended March 31, 2012 and 2011.

Cash flow for the three months ended March 31, 2012 and 2011

The following table presents selected cash flow data from our cash flow statements for the three months ended March 2012 and 2011, respectively.

	2011	2010

Net cash provided by (used in) operating activities	$267,004	$20,052

Net cash used in investing activities	(1,225,247)	(1,985,498)

Net cash provided by (used in) financing activities	1,448,508	3,157,768

Effect of exchange rate changes on cash and cash equivalents	3,647	10,670

Net increase(decrease) in cash and cash equivalents	493,912	1,202,992

Cash and cash equivalents, beginning of year	709,812	79,178

Cash and cash equivalents, end of year	$1,203,724	$1,282,170

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2012 was $267,004, which was primarily due to (i) an increase of the net income $471,584 and (ii) an total increase of $105,968 of the depreciation and amortization of fixed assets, land use right and prepaid lease and (iii)an total decrease of $310,548 of  the changes in assets and liabilities.

Investing Activities

Net cash used in investing activities was $1,225,247 for the three months ended March 31, 2012, which was primarily attributable to our payments of $1,225,247 for the construction in progress to build greenhouse and planting structures.

Financing activities

Net cash provided by financing activities was $1,448,508 for the three months ended March 31, 2012, which was mainly attributable to a total  $1,458,509 of the current account from a related party and a $10,001 interest expense.

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

Significant Accounting Policies (Continued)

TAXATION (continued)

The Company does not accrue United States income tax since it has no operating income in the United States. The Company is organized and located in the PRC and do not conduct any business in the United States.

Enterprise income tax

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the Company is exempted from corporate income tax from 2010 to 2012. Accordingly, the company statutory rate was 0% and 0% for the three months ended March 31, 2012 and 2011.

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

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the Company is exempted from VAT for the three months ended March 31, 2012 and 2011.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4.     CONTROLS AND PROCEDURES

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

Based upon the required evaluation, our CEO and CFO concluded that as of March 31, 2012, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of March 31, 2012, the Company’s internal control over financial reporting was not effective due to the following weakness:

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

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the year ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Currently we are not aware of any litigation pending or threatened by or against the Company.

ITEM 1A. RISK FACTORS

Not required for Smaller Reporting Company.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None

ITEM 6. EXHIBITS

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

101***
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

101.INS****	XBRL Instance
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation
101.DEF***	XBRL Taxonomy Extension Definition
101.LAB***	XBRL Taxonomy Extension Labels
101.PRE***	XBRL Taxonomy Extension Presentation
_________
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

China Liaoning Dingxu Ecological Agriculture Development, Inc. Formerly known as Hazlo! Technologies, Inc

May 17, 2012	By:	/ S / Chin Yung Kong
Chin Yung Kong
President and Chief Executive Officer