Form 10-Q
period 2012-06-30
China Liaoning Dingxu Ecological Agriculture Development, Inc.
filed 2012-08-10
CIK 1501958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

      . TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 66,450,000 Shares of Common Stock, as of August 10, 2012.

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

ITEM 1. FINANCIAL STATEMENTS

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	As of	As of
	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

Cash and cash equivalents	1,645,533	709,812
Inventories	89,358	2,862
Advances to suppliers	122,845	83,057
Other receivables, net	52,390	20,997

Total Current Assets	1,910,126	816,728

Property and equipment, net	4,858,774	4,743,710
Construction in progress	4,893,399	4,661,733
Land use right	4,380,211	3,225,474
Software	91,701	-
Prepaid lease	969,088	999,927

Total Assets	$17,103,299	$14,447,572

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loan	474,316	476,122
Other payables	1,204,573	1,267,842

Total Current Liabilities	1,678,889	1,743,964

Due to related parties	6,007,803	4,186,337

Total Liabilities	7,686,692	5,930,301

Commitments	-	-

Stockholders' Equity:
Common stock ($0.001 par value; 75,000,000 shares authorized;
66,450,000 shares issued and outstanding at December 31, 2011)	66,450	66,450
Additional paid-in capital	7,659,544	7,659,544
Statutory reserve	152,124	57,805
Retained earnings	1,330,728	479,420
Accumulated other comprehensive income	207,761	254,052

Total Stockholders' Equity	9,416,607	8,517,271

Total Liabilities and Stockholders' Equity	$17,103,299	$14,447,572

See accompanying notes to unaudited consolidated financial statements

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)

NET REVENUES	$3,585,550	$1,996,148

COST OF REVENUES	2,595,974	1,264,820

GROSS PROFIT	989,576	731,328

OPERATING EXPENSES:
General and administrative	411,028	243,187
Interest expense	13,332	-

Total Operating Expenses	424,360	243,187

INCOME FROM OPERATIONS	565,216	488,141

OTHER INCOME:	374,164	-

INCOME BEFORE PROVISION FOR INCOME TAX	939,380	488,141

PROVISION FOR INCOME TAXES	-	-

NET INCOME	$939,380	$488,141

COMPREHENSIVE INCOME:
Net income	$939,380	$488,141

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	(46,291)	24,130

COMPREHENSIVE INCOME	$893,089	$512,271

NET INCOME PER COMMON SHARE:
Basic	$0.01	$0.08
Diluted	$0.01	$0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	66,450,000	6,450,000
Diluted	66,450,000	5,811,119

See accompanying notes to unaudited consolidated financial statements.

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$933,858	$488,141
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	211,989	2,583
Interest expense	13,332	-
Changes in assets and liabilities:
Inventories	-7,455	-9,414
Other receivables	-31,473	34,714
Advances to suppliers	-40,103	-131,971
Other payables	-58,458	-605,062
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,021,690	-221,009

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-282,799	-38,991
Construction in progress	-420,109	-6,591,868
Acquisition of land use right	-1,201,600	-244,406
NET CASH USED IN INVESTING ACTIVITIES	-1,904,508	-6,875,266

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of interest expense	-13,332	-
Proceeds from capital injection	-	6,953,458
Proceeds from share issuances	-	25,000
Proceeds from related parties	1,834,673	140,633
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,821,340	7,119,091

EFFECT OF EXCHANGE RATE ON CASH	-2,802	16,207

NET INCREASE IN CASH AND CASH EQUIVALENTS	935,721	39,023

CASH AND CASH EQUIVALENTS - beginning of period	709,812	79,427

CASH AND CASH EQUIVALENTS - end of period	$1,645,532	$118,450

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$13,332	$-
Income taxes	-	-

See accompanying notes to unaudited consolidated financial statements.

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

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

LAND USE RIGHTS

The Company states land use right at cost less accumulated amortization. The land use right is amortized on straight line method during the contract period, varying from 47 to 50 years. For the six months ended June 31, 2012 and 2011, amortization expense amounted to $34,719 and nil, respectively.

The Company paid $1,201,600 for a new land use right during this period. The land need to change its nature from farmland to industrial land for building the greenhouse. The contract period is 50 years from the land nature changed.

LONG TERM PREPAID LEASE

Leases where substantially all the risks and rewards of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases net of any incentives received from the lessor are charged to the consolidated statements of operations on a straight-line basis over the terms of the underlying lease.

The Company records lease payments at cost less accumulated. As China’s regulations prohibit companies from acquiring land use right of farmlands, the Company entered into long term agreements with certain unrelated parties to rent land. The lease payments for the entire contract period are prepaid at the inception of leases. The lease payments are recorded as operating lease expenses using the straight line method during the contract period of 20 years. For the six months ended June 30, 2012 and 2011, the Company recorded lease expense of $27,119 and nil, respectively.

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

Enterprise income tax

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the Company is exempted from enterprise income tax from 2010 to 2012. Accordingly, the Company statutory rate was 0% and 0% for the six months ended June 30, 2012 and 2011, respectively.

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

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment at June 30, 2012 and December 31, 2011 consists of the following:

	June, 2012		December 31, 2011
	$		$
Building		4,521,123		4,538,344
Plant		514,960		233,418
Vehicles		42,176		42,337
Office equipment		54,175		54,008
		5,132,434		4,868,107

Less: Accumulated depreciation		273,660		124,397
Property, plant and equipment, net		4,858,774		4,743,710

Construction in progress		4,893,399		4,661,733

		9,752,173		9,405,443

For the six months ended June 30, 2012 and 2011, the Company recorded depreciation expense of $150,150 and $2,583, respectively.

NOTE 4. LOAN PAYABLE

The Company became indebted to Bank of China in December 2011 for $476,122, payable in December 2012, interest at 8.46% per annum. The loan is secured by a land use right with net book value of $562,945 of the Company.

For the six months ended June 30, 2012 and 2011, the Company recorded interest expense of $13,332 and nil, respectively.

NOTE 5. COMMON STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. The Company has not granted any stock options and has not recorded any stock-based compensation since inception.

NOTE 6. COMMITMENT AND CONTINGENCIES

Other than in the normal course of business, the Company did not have significant capital and other commitments, or significant guarantees as of June 30, 2012 and December 31, 2011, respectively.

NOTE 7. SUBSEQUENT EVENTS

On July 23, 2012, Mr. Chin Yung Kong, the major shareholder of the Company, entered into a Share Cancellation Agreement with the Company, under which Mr. Chin Yung Kong agreed to cancel 20,000,000 shares of common stock he held in the Company.

On July 23, 2012, Mr. Chin Yung Kong also entered a Share Transfer Agreement with Yong Huang, Wenju Lv and Geng Chen, who are all Chinese residents and citizens, to transfer a total of 6,000,000 shares of common stock he held in the Company to Yong Huang, Wenju Lv and Geng Chen (2,000,000 shares to each of them).

As of August 8, 2012, the above described share cancellation and share transfers have not been completed.

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

The revenues from the sales of fresh mushrooms constitute approximately 55% and 70% of our total revenues in the half year of 2012 and 2011, respectively.

(2)
Related mushroom products including mushroom spawn and mushroom seeds. The revenues from the sales of related mushroom products constitute approximately 45% and 30% of our total revenues in the half year of 2012 and 2011, respectively.

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

Set forth below is our organizational chart upon completion of the share exchange transaction:

China Liaoning Dingxu Ecological Agriculture Development, Inc., *formerly known as* Hazlo! Technologies, Inc.
a Nevada corporation ("PUBCO")
100% ownership
China Liaoning DingXu Ecological Agriculture Development Co;, Ltd.,
a BVI company ("DingXu BVI")
99% ownership
Panjin Hengrun Biological Technology Development Co., Ltd. 盘锦恒润生物技术开发有限公司,
a PRC company ("Panjing Hengrun)
Contractual Arrangement
Liaoning Dingxu Ecological Agriculture Development Co., Ltd.辽宁鼎旭生态农业发展有限公司
a PRC Company ("Liaoning Dingxu)

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

Financial condition as of June 30, 2012 and December 31, 2011

The following table presents an overview of our results of assets, liabilities and shareholders’ equity as of June 30, 2012 and December 31, 2011.

	June 30,	December31,	Increase
	2012	2011	(decrease)

Current assets
Cash	1,645,533	709,812	935,721

Other Receivables	52,390	20,997	31,393

Advance to suppliers	122,845	83,057	29,788

Inventory	89,358	2,862	86,496

Total current assets	1,910,126	816,728	1,093,398

Non-current assets
Property, plant and equipment - net of accumulated depreciation	4,858,774	4,743,710	115,064

Construction in progress	4,893,399	4,661,733	231,666

Land use rights	4,380,211	3,225,474	1,154,737

Software	91,701	-	91,701

Long term prepaid lease	969,088	999,927	(30,839)

Total non-current assets	15,193,173	13,630,844	1,562,329

Total assets	17,103,299	14,447,572	2,655,727

Current liabilities

Short-term loan	474,316	476,122	(1,806)

Other payables	1,204,573	1,267,842	(63,269)

Total current liabilities	1,678,889	1,743,964	(65,075)

Due to Related Parties	6,007,803	4,186,337	1, 821,466

Total liabilities	7,686,692	5,930,301	1,756,391

Shareholders’ liabilities
Common stock	66,450	66,450	-

Paid-in capital	7,659,544	7,659,544	-

Statutory reserve	152,124	57,805	94,319

Retained earnings	1,330,728	479,420	851,308

Other comprehensive income - foreign currency	207,761	254,052	(46,291)

Total shareholders’ equity	9,416,607	8,517,271	899,336

Total liabilities and shareholders’ equity	17,103,299	14,447,572	2,655,727

Liquidity and Capital Resources:

To date, our operations have been funded by contributions to “due to related parties” and the net cash provided by our operations. As a result, at June 30, 2012 we had $1,910,126 current assets, an increase of $1,093,398 since our last year ended on December 31, 2011. At the same time, we had $ 1,678,889 current liabilities mainly consisted of the $ 474,316 bank loan expiring at the end of 2012 and the $1,217,411 contract deposit from the mushroom planters. The contract deposit has no limited to pay back in the next year. We had working capital totaling $1,448,648 except the contract deposit. So our capital resources are more than sufficient to fund our operations for the coming period.

During the six months ended June 30, 2012, our operating activities provided $1,021,690 in net cash. Over the long term, our expectation to see a trend of growing sales for our mushroom series products, including fresh mushrooms & mushroom spawns and seeds, resulting from the growing of the market scales, improving of general agriculture industry, improving of the planting skills and the quality of our products, and the continuing encouragement from local government. As we invested $8,828K in 2011 and $1,904K in the half year of 2012 to develop our mushroom planting greenhouse and structures, mushroom seeds cultivate workshop and manufacturing workshop, the categories and total quantities of our products would be much higher than we produced in the last period.

Current assets:

1. Other receivables

Other receivables mainly consisted of staff borrowing to use as petty cash fund. We observed an increase of the petty cash fund with the business development compared to December 31, 2011.

2. Advance to suppliers

The subject of advance to suppliers was mainly used to record the advance paid to raw material suppliers and project contractors or builder.

3. Inventory

The balance at the end of this period consisted of raw materials, mushroom spawn, mushroom seeds and building materials. The company purchased $79,053 steel tapes this period to build greenhouse, hence we observed a significant increase of the inventory compared to December 31, 2011.

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

Property, Plant and Equipment consists of the following:

	June 30, 2012		December 31, 2011
	USD		USD
Building	a	4,521,123	4,538,344
Plant	b	514,960	229,443
Vehicles	c	42,176	42,337
Office equipment	d	54,175	57,983
Less: Accumulated depreciation	e	273,660	124,397
Property, plant and equipment, net		4,858,774	4,743,710
Construction in progress	f	4,893,399	4,661,733
Total property, plant & equipment		9,752,173	9,405,443

a. The building mainly represented for the greenhouses, manufacturing workshops, warehouse and office building, all of which were transferred from the construction in progress (CIP).

b. The plant represented for the planting area or structures completed and transferred out from CIP and the production equipments purchased outside. The company invested $282,427 to purchase mushroom processing equipment this period, hence we observed a significant increase of the plant compared to December 31, 2011.

c. The vehicles were the truck for transporting raw materials or finish goods.

d. The office equipment represented for the office computers, printers, desks and other office appliance.

e. For the six months ended June 30, 2012 and 2011, the Company recorded depreciation expense of $150,150 and $2,583, respectively.

f. The detailed information of the construction projects in progress which was not yet transfer to fixed assets is as below:

	June 30, 2012 USD	December31, 2011 USD
Mushroom seeds cultivate workshop and warehouse	1,119,785	1,114,084
Manufacturing workshops	457,178	322,494
Greenhouse and Planting structures	3,304,415	3,218,533
Others	12,021	6,622
Total amount of CIP	4,893,399	4,661,733

5. Land use right

The Company states land use rights at cost less accumulated amortization. As the business growing and expanding in the period of 2011, the company recognized a total amount of USD 2,965K land use right in the year of 2011 and USD 1,202K land use right in the half year of 2012. The land use right was used to build up greenhouse and planting structures, manufacturing workshop and other buildings. As of June 30, 2012and December 31, 2011, the net values of land use rights are US$4,380,211 and 3,225,474.

The land use rights are amortized on straight line method during the contract period, varying from 47 to 50 years. Amortization expense of US$ 34,719 and nil for the six months ended June 30, 2012 and 2011 were recorded, respectively.

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

Lease expense of US$27,119 and nil were recorded for the six months ended June, 2012 and 2011.

liabilities:

7.Short-term loan

The Company became indebted to Bank of China in December 2011 for $476,122, payable in December 2012, interest at 8.46% per annum. The loan is secured by a land use right with net book value of $562,945 of the Company.

For the six months ended June 30, 2012 and 2011, the Company recorded interest expense of $13,332 and nil, respectively.

8. Other payables

The balance at the end of this period mainly consisted of the contract deposit $1,217K from the mushroom planters, the input VAT $48K and others. The balance had no significant change in the half year of 2012.

9. Due to related parties

The total amount of due to related parties consisted of the borrowing of the shareholder. Since the shareholder Mr. Chin and Mr. Huang respectively lend $1,300,000 and $521,466 to the company for purchase the land use right to build greenhouse and planting structure, the balance had a significant increase as of June 30, 2012 compared to that as of December 31, 2011.

Results of Operations for the six months ended June 30, 2012 and 2011

The following table presents an overview of our results of operation for the six months ended June 30, 2012 and 2011.

			Increase
	2012	2011	(decrease)

Total revenue	3,585,550	1,996,148	1,589,402
Total cost of revenue	(2,595,974)	(1,264,820)	(1,331,154)
Gross profit	989,576	731,328	258,248
Operating expenses	(411,028)	(243,187)	(167,840)
Income from operations	578,548	488,141	77,076
Other income	374,164	-	374,164
Interest expense	13,332	-	13,332
Income before income taxes	939,380	488,141	451,240
Income taxes
Net income	939,380	488,141	451,240

1. Revenue

The following table sets forth the breakdown of our revenue for the six months ended June 30, 2012 and 2011, respectively:

	2012		2011
	USD	%	USD	%
Fresh Mushrooms sales	1,961,434	54.70%	1,407,857	70.53%
Mushroom spawns and seeds sales	1,624,116	45.30%	588,291	29.47%
Total revenue	3,585.550	100%	1,996,148	100%

Results of Operations for the six months ended June 30, 2012 and 2011 (Continued)

1. Revenue (continued)

Sales revenue is recognized at the date of shipment from the Company’s facilities to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, ownership has passed, no other significant obligations of the Company exist and collectability is reasonably assured.

We derived our revenues predominantly from sales of our fresh mushrooms, mushroom spawn and seeds.  For the six months ended June 30, 2012 and 2011, revenues from sales of our fresh mushrooms sales were $1,961,434 and $1,407,857 respectively representing an increase of $553,577. Revenues from sales of our mushroom spawn and seeds were $1,624,116 and $588,291 for the six months ended June 30, 2012 and 2011, which also indicated $1,035,825 increase.

The increase was primarily due to the increase of the sales volume as a result of an increasing numbers of new customers developed. To be specific, the increase in our revenue was attributable to the following reasons:

a.
We started to open and run the business in the second half of 2009. In the years of 2009 and 2010, the company was still under a development stage with relatively low brand name. The company began the mushroom sales in January of 2011, which led to lower amount of sales revenue in half year of 2011 compared with 2012.  For the half year of 2012, as the company progressed toward maturity, we strengthened our sales and marketing campaign which helped to enhance our brand name and increase our sales.

b.
The business model of cooperation with local farmers and farming organizations developed since local government encouraged the farmers to develop the local agriculture. As a result, our mushroom spawns and seeds were also supported and welcomed by local farmers and farming organizations, which significantly increased our sales.

We now have more than four kinds of mushroom products and more than six kinds of mushroom seeds, and the categories of our products are still growing. As the greenhouse and planting structures under construction being completed in the future, the categories and total quantities of our products would be much higher than we produced in the half year of 2012.

We expect to see a trend of growing sales for our mushroom series products, including fresh mushroom & mushroom spawns and seeds, resulting from the growing of the market scales, improving of general agriculture industry, improving of the planting skills and the quality of our products, and the continuing encouragement from local government.

2. Cost of revenue

The following table presents a breakdown of our cost of revenue of fresh mushroom  and mushroom spawns and seeds for the six months ended June 30, 2012 and 2011.

	2012	2011
	USD	USD

Cost of fresh mushrooms sales	1,442,846	1,005,985

Cost of mushroom spawns and seeds sales	1,153,128	258,835

Total	2,595,974	1,264,820

Results of Operations for the six months ended June 30, 2012 and 2011 (Continued)

2. Cost of revenue (continued)

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

3. Gross profit

The following table presents the gross profit of our businesses for the six months ended June 30, 2012 and 2011:

	2012		2011
	Gross	Gross	Gross	Gross
Production Category	Profit	Margin	Profit	Margin
	USD	%	USD	%

Fresh mushrooms sales	518,588	26.4%	401,872	28.5%

Mushroom spawns and seeds sales	470,988	29.0%	329,456	56.0%

Total gross profit	989,576	27.6%	731,328	36.6%

Gross profit from our mushroom growing business increased by $ 258,248 for six months ended June 30, 2012 compared to the period of 2011.  The increase was a primary result from cumulative effect of our business development and sales volume increase. The gross margin of our Fresh mushrooms decreased from 28.5% for the six months ended June 30, 2011 to 26.4% for the six months ended June 30, 2012.And the gross margin of our mushroom spawns and seeds decreased from 56.0% for the six months ended June 30, 2011 to 29.0% for the six months ended June 30, 2012.

The decrease of gross margin was principally attributed to that the price of oyster mushroom and oyster mushroom seeds came down in the half year of 2012. Since oyster mushroom is low technical to plant, the local farmers and farming organizations preferred to plant it and got good harvest, that resulted in the market price of oyster mushroom came down and oyster mushroom seeds price came down accordingly.

4. Operating expenses

For the six months ended June 30, 2012, our operating expenses were $411,028, representing an increase of $ 167,840 or 69%, as compared to that for the six months ended June 30, 2011.  The increase was primarily a result of increased office expenses, salaries and bonus in response to the business great development.

Results of Operations for the six months ended June 30, 2012 and 2011 (Continued)

5. Other income

Other income is used to record the company’s non operating income, such as government grant, inventory profit and donation from other third parties, etc. For the six months ended in June 30, 2012, we recognized other income $367,822from the government grant for encourage developing local agriculture.

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

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the Company is exempted from corporate income tax from 2010 to 2012. Accordingly, the company statutory rate was 0% and 0% for the six months ended June 30, 2012 and 2011.

Cash flow for the six months ended June 30, 2012 and 2011

The following table presents selected cash flow data from our cash flow statements for the six months ended June 30, 2012 and 2011, respectively.

	2012	2011

Net cash provided by (used in) operating activities	$1,021,690	$(221,009)

Net cash used in investing activities	(1,904,508)	(6,875,266)

Net cash provided by (used in) financing activities	1,821,340	7,119,091

Effect of exchange rate changes on cash and cash equivalents	(2,802)	16,207

Net increase(decrease) in cash and cash equivalents	935,721	39,023

Cash and cash equivalents, beginning of period	709,812	79,427

Cash and cash equivalents, end of period	$1,645,532	$118,450

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2012 was $1,021,690, which was primarily due to (i) an increase of the net income $947,190 except the interest expense and (ii) an total increase of $211,989 of the depreciation and amortization of fixed assets, land use right and prepaid lease and (iii) an total decrease of $137,489 of the changes in assets and liabilities.

Net cash used in operating activities for the six months ended June 30, 2011 was $(221,009), which was primarily due to (i) an increase of the net income $488,141 and (ii) an total increase of $2,583 of the depreciation and amortization of fixed assets, land use right and prepaid lease and (iii) an total decrease of $711,733 of the changes in assets and liabilities.

Cash flow for the six months ended June 30, 2012 and 2011 (continued)

Investing Activities

Net cash used in investing activities was $1,904,508 for the six months ended June 30, 2012, which was primarily attributable to (i) an investment of $420,109 for the construction in progress to build greenhouse and planting structures and (ii) an investment of $282,799 for the purchase of production equipment and (iii) an investment of $1,201,600 for the acquisition of land use right.

Net cash used in investing activities was $6,875,266 for the six months ended June 30, 2011, which was primarily attributable to (i) an investment of $6,591,868 for the construction in progress to build greenhouse and planting structures and (ii) an investment of $38,991 for the purchase of vehicles and office equipments and (iii) an investment of $244,406 for the acquisition of land use right.

Financing activities

Net cash provided by financing activities was $1,821,340 for the six months ended June 30, 2012, which was mainly attributable to a total $1,834,673 of the current account from a related party and a $13,332 interest expense.

Net cash provided by financing activities was $7,119,091 for the six months ended June 30, 2011, which was mainly attributable to (i) a total $6,591,868 from capital injection of shareholders and (ii) a total $140,633 of the current account from a related party and (iii) a total $25,000 from share issuances.

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

Significant Accounting Policies (continued)

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

Enterprise income tax

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the Company is exempted from corporate income tax from 2010 to 2012. Accordingly, the company statutory rate was 0% and 0% for the six months ended June 30, 2012 and 2011.

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

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the Company is exempted from VAT for the six months ended June 30, 2012 and 2011.

PROPERTY, PLANT and EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation on property, plant and equipment is calculated on the straight-line method after taking into account their respective estimated residual values over the estimated useful lives of the assets as follows:

Significant Accounting Policies (continued)

PROPERTY, PLANT and EQUIPMENT (CONTINUED)
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

Based upon the required evaluation, our CEO and CFO concluded that as of June 30, 2012, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified the following weaknesses in internal control:

The Company does not have an independent board of directors or audit committee or adequate segregation of duties;All of our financial reporting is carried out by our financial consultant.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of June 30, 2012, the Company’s internal control over financial reporting was not effective due to the following weakness:

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

 Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
101***
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

China Liaoning Dingxu Ecological Agriculture Development, Inc. Formerly known as Hazlo! Technologies, Inc
August 10, 2012
	By:	/ S / Chin Yung Kong
Chin Yung Kong
President and Chief Executive Officer