Form 10-Q
period 2012-09-30
China Liaoning Dingxu Ecological Agriculture Development, Inc.
filed 2012-11-19
CIK 1501958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 66,450,000 Shares of Common Stock, as of November 14, 2012.

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

ITEM 1. FINANCIAL STATEMENTS

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	As of	As of
	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

Cash and cash equivalents	1,477,809	709,812
Inventories	357,568	2,862
Advances to suppliers	79,756	83,057
Other receivables, net	89,436	20,997

Total Current Assets	2,004,569	816,728

Property and equipment, net	4,764,667	4,743,710
Construction in progress	5,017,901	4,661,733
Land use right	4,351,823	3,225,474
Prepaid lease for land	953,140	999,927

Total Assets	$17,092,100	$14,447,572

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loan	473,111	476,122
Other payables	1,241,895	1,267,842

Total Current Liabilities	1,715,006	1,743,964

Due to related parties	5,745,837	4,186,337

Total Liabilities	7,460,843	5,930,301

Commitments	-	-

Stockholders' Equity:
Common stock ($0.001 par value; 75,000,000 shares authorized;
66,450,000 and 66,450,000 shares issued and outstanding at September 30,2012 and December 31, 2011)	66,450	66,450
Additional paid-in capital	7,659,544	7,659,544
Statutory reserve	185,268	57,805
Retained earnings	1,531,313	479,420
Accumulated other comprehensive income	188,682	254,052

Total Stockholders' Equity	9,631,259	8,517,271

Total Liabilities and Stockholders' Equity	$17,092,100	$14,447,572

See accompanying notes to unaudited pro forma consolidated financial statements

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Nine	For the Nine	For the Three	For the Three
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$5,466,599	$3,163,439	$1,881,049	$1,167,291

COST OF REVENUES	4,008,185	1,927,539	1,412,211	662,719

GROSS PROFIT	1,458,414	1,235,900	468,838	504,572

OPERATING EXPENSES:
General and administrative	535,572	460,977	$124,544	217,790
Impairment loss	91,468	-	91,468	-

Total Operating Expenses	627,040	460,977	216,012	217,790

INCOME FROM OPERATIONS	831,374	774,923	252,826	286,782

OTHER INCOME (EXPENSES):
Other income	372,845	104,619		104,619
Other expenses	-	-	(1,319)	-
Interest expenses	(24,863)	-	(11,531)	-

INCOME BEFORE PROVISION FOR INCOME TAX	1,179,356	879,542	239,976	391,401

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME	$1,179,356	$879,542	$239,976	$391,401

COMPREHENSIVE INCOME:
Net income	$1,179,356	$879,542	$239,976	$391,401

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain (loss)	(65,370)	183,741	(19,079)	159,611

COMPREHENSIVE INCOME	$1,113,986	$1,063,283	$220,897	$551,012

NET INCOME PER COMMON SHARE:
Basic	$0.02	$0.15	$0.02	$0.09
Diluted	$0.02	$0.15	$0.02	$0.09

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	66,450,000	5,818,116	66,450,000	6,450,000
Diluted	66,450,000	5,818,116	66,450,000	6,450,000

See accompanying notes to unaudited consolidated financial statements.

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,179,356	$879,541
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	281,926	99,369
Impairment loss	91,468
Changes in assets and liabilities:
Inventories	(354,707)	(1,707)
Other receivables	(68,438)	22,718
Prepaid expense/Advances to suppliers	50,089	(1,582,267)
Other payables	(28,959)	697,905
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,150,735	115,559

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(251,296)	(4,815,813)
Construction in progress	(447,636)	(1,048,838)
Acquisition of land use right	(1,177,935)	(2,923,684)
Prepaid lease for land	-	(1,022,833)
NET CASH USED IN INVESTING ACTIVITIES	(1,876,867)	(9,811,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital injection	-	6,953,458
Proceeds from share issuances	-	25,000
Proceeds from related parties	1,559,500	3,442,417
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,559,500	10,420,876

EFFECT OF EXCHANGE RATE ON CASH	(65,370)	154,742

NET INCREASE IN CASH AND CASH EQUIVALENTS	767,997	880,010

CASH AND CASH EQUIVALENTS - beginning of period	709,812	79,178

CASH AND CASH EQUIVALENTS - end of period	$1,477,809	$959,188

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$24,863	$-
Income taxes	-	-

Reclassification of retained earnings to statutory reserve	$127,463	$-

See accompanying notes to unaudited consolidated financial statement

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.  The amount of cash and cash equivalents at September 30, 2012 and December 31, 2011 is $1,477,809 and $709,812 respectively.

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

LAND USE RIGHTS

The Company states land use right at cost less accumulated amortization. The land use right is amortized on straight line method during the contract period, varying from 47 to 50 years. For the nine months ended September 30, 2012 and 2011, amortization expense amounted to $51,857 and 33,781, respectively.

The Company paid $1,198,549 for a new land use right during this period. The land need to change its nature from farmland to industrial land for building the greenhouse. The contract period is 50 years from the land nature changed.

LONG TERM PREPAID LEASE

Leases where substantially all the risks and rewards of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases net of any incentives received from the lessor are charged to the consolidated statements of operations on a straight-line basis over the terms of the underlying lease.

The Company records lease payments at cost less accumulated. As China’s regulations prohibit companies from acquiring land use right of farmlands, the Company entered into long term agreements with certain unrelated parties to rent land. The lease payments for the entire contract period are prepaid at the inception of leases. The lease payments are recorded as operating lease expenses using the straight line method during the contract period of 20 years. For the nine months ended September 30, 2012 and 2011, the Company recorded lease expense of $40,506 and 17,591, respectively.

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

Enterprise income tax

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the Company is exempted from enterprise income tax from 2010 to 2012. Accordingly, the Company statutory rate was 0% and 0% for the nine months ended September 30, 2012 and 2011, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued ASU No.2011-12, deferral of the effective date for Amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU 2011-05. ASU2 2011-12 defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both net income and other comprehensive income (“OCI”) on the face of financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU simplifies how entities test indefinite-lived intangible assets for impairment, which improves consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of indefinite-lived intangible assets is less than their carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment at September 30, 2012 and December 31, 2011 consists of the following:

	September 30, 2012	December 31, 2011
	$	$
Building	4,509,644	4,538,344
Plant	513,652	233,418
Vehicles	42,069	42,337
Office equipment	54,038	54,008
	5,119,403	4,868,107

Less: Accumulated depreciation	354,736	124,397
Property, plant and equipment, net	4,764,667	4,743,710

Construction in progress	5,017,901	4,661,733

	9,782,568	9,405,443

For the nine months ended September 30, 2012 and 2011, the Company recorded depreciation expense of $230,339 and $47,998, respectively.

NOTE 5 RELATED PARTY TRANSACTION

As of September 30, 2012, Chin Yung Kong, the director and shareholder of the Company advanced fund in the amount of $2,006,975 to the Company to purchase land use right in China.

As of September 30, 2012, Huang Yong, the director of one of the Company’s subsidiaries advanced fund in the amount of $3,738,862 to the Company to purchase land use right in China.

NOTE 4. LOAN PAYABLE

The Company became indebted to Bank of China in December 2011 for $476,122, payable in December 2012, interest at 8.46% per annum. The loan is secured by a land use right with net book value of $558,637 of the Company.

For the nine months ended September 30, 2012 and 2011, the Company recorded interest expense of $24,863 and nil, respectively.

NOTE 5. COMMON STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. 66,450,000 shares issued and outstanding at September 30,2012. No preferred shares have been authorized or issued. The Company has not granted any stock options and has not recorded any stock-based compensation since inception.

NOTE 6. COMMITMENT AND CONTINGENCIES

Other than in the normal course of business, the Company did not have significant capital and other commitments, or significant guarantees as of September 30, 2012 and December 31, 2011, respectively.

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

History

We was incorporated under the name “Hazlo! Technologies, Inc.”  on August 19, 2010 in the State of Nevada. Our initial business plan was to modify and translate software and web applications originally written in English into Spanish and to focus on the needs of the Arizona business community to better serve the Spanish-speaking population.  We did not generate any  revenue from the said IT services and data translation services.

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

Financial condition as of September 30, 2012 and December 31, 2011

The following table presents an overview of our results of assets, liabilities and shareholders’ equity as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011	Increase (decrease)

Current assets
Cash	1,477,809	709,812	767,997

Other Receivables	89,436	20,997	68,439

Advance to suppliers	79,756	83,057	(3,301)

Inventory	357,568	2,862	354, 706

Total current assets	2,004,569	816,728	1,187,841

Non-current assets
Property, plant and equipment - net of accumulated depreciation	4,764,667	4,743,710	20,957

Construction in progress	5,017,901	4,661,733	356,168

Land use rights	4,351,823	3,225,474	1,126,349

Long term prepaid lease	953,140	999,927	(46,787)

Total non-current assets	15,087,531	13,630,844	1,456,687

Total assets	17,092,100	14,447,572	2,644,528

Current liabilities

Short-term loan	473,111	476,122	(3,011)

Other payables	1,241,895	1,267,842	(25,947)

Total current liabilities	1,715,006	1,743,964	(28,958)

Due to Related Parties	5,745,837	4,186,337	1, 559,500

Total liabilities	7,460,843	5,930,301	1,530,542

Shareholders’ liabilities
Common stock	66,450	66,450	-

Paid-in capital	7,659,544	7,659,544	-

Statutory reserve	185,268	57,805	127,463

Retained earnings	1,531,313	479,420	1,051,893

Other comprehensive income - foreign currency	188,682	254,052	(65,370)

Total shareholders’ equity	9,631,257	8,517,271	1,113,986

Total liabilities and shareholders’ equity	17,092,100	14,447,572	2,644,528

Liquidity and Capital Resources:

To date, our operations have been funded by contributions to “due to related parties” and the net cash provided by our operations. As a result, at September 30, 2012 we had $2,004,569 current assets, an increase of $1,187,841 since our last year ended on December 31, 2011. At September 30, 2012, we had $1,715,006 current liabilities mainly consisted of the $473,111 bank loan expiring at the end of 2012 and the $1,214,320 contract deposit from the mushroom planters and others. We had working capital totaling $289,563, which is  sufficient to fund our operations for the coming period.

During the nine months ended September 30, 2012, our operating activities provided $1,150,735 in net cash. Over the long term, our expectation to see a trend of growing sales for our mushroom series products, including fresh mushrooms & mushroom spawns and seeds, resulting from the growing of the market scales, improving of general agriculture industry, improving of the planting skills and the quality of our products, and the continuing encouragement from local government. As we continue invest to develop our mushroom planting greenhouse and structures, mushroom seeds cultivate workshop and manufacturing workshop, the categories and total quantities of our products would be much higher than we produced in the last period.

Current assets:

1. Other receivables

Other receivables mainly consisted of staff borrowing to use as petty cash fund. We observed an increase of the petty cash fund with the business development compared to December 31, 2011.

Current assets (Continued):

2. Advance to suppliers

The subject of advance to suppliers was mainly used to record the advance paid to raw material suppliers.

3. Inventory

The balance at the end of this period consisted of raw materials, unfinished goods, and low-value consumables. The fresh mushroom mainly came from local farmer and farming organizations as the business model of cooperation with local farmers and farming organizations. So the company had few unfinished goods before. As part of the greenhouse and planting structures under construction are completed, the company began to plant the fresh mushroom by themselves, which result in the unfinished goods increasing. hence we observed a significant increase of the inventory compared to December 31, 2011.

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

Property, Plant and Equipment consists of the following:

	September 30, 2012		December 31, 2011
	USD		USD
Building	a	4,509,644	4,538,344
Plant	b	513,652	229,443
Vehicles	c	42,069	42,337
Office equipment	d	54,038	57,983
Less: Accumulated depreciation	e	354,736	124,397
Property, plant and equipment, net		4,764,667	4,743,710
Construction in progress	f	5,017,901	4,661,733
Total property, plant & equipment		9,782,568	9,405,443

a. The building mainly represented for the greenhouses, manufacturing workshops, warehouse and office building, all of which were transferred from the construction in progress (CIP).

b. The plant represented for the planting area or structures completed and transferred out from CIP and the production equipments purchased outside. The company invested $251,296 to purchase mushroom processing equipment this period, hence we observed a significant increase of the plant compared to December 31, 2011.

c. The vehicles were the truck for transporting raw materials or finish goods.

d. The office equipment represented for the office computers, printers, desks and other office appliance.

e. For the nine months ended September 30, 2012 and 2011, the Company recorded depreciation expense of $230,339 and $47,998, respectively..

f. The detailed information of the construction projects in progress which was not yet transfer to fixed assets is as below:

	September 30, 2012	December31, 2011
	USD	USD

Mushroom seeds cultivate workshop and warehouse	1,116,941	1,114,084
Manufacturing workshops	655,510	322,494
Greenhouse and Planting structures	3,233,459	3,218,533
Others	11,991	6,622
Total amount of CIP	5,017,901	4,661,733

5. Land use right

The Company states land use rights at cost less accumulated amortization. As the business growing and expanding in the period of 2011, the company recognized a total amount of approximately USD 2,948,000 land use right in the year of 2011 and USD 1,199,000 land use right in the nine months of 2012. The land use right was used to build up greenhouse and planting structures, manufacturing workshop and other buildings. As of September 30, 2012and December 31, 2011, the net values of land use rights are US$4,351,823 and $3,225,474 , respectively.

The land use rights are amortized on straight line method during the contract period, varying from 47 to 50 years. For the nine months ended September 30, 2012 and 2011, amortization expense amounted to $51, 587 and 33,781, respectively.

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

Lease expense of $40,506 and $17,591 were recorded for the nine months ended September 30, 2012 and 2011.

liabilities:

7.Short-term loan

The Company became indebted to Bank of China in December 2011 for $476,122, payable in December 2012, interest at 8.46% per annum. The loan is secured by a land use right with net book value of $558,637 of the Company.

For the nine months ended September 30, 2012 and 2011, the Company recorded interest expense of $24,863 and nil, respectively.

8. Other payables

The balance at the end of this period mainly consisted of the contract deposit $1,214K from the mushroom planters and others. The balance had no significant change in the half year of 2012.

9. Due to related parties

The total amount of due to related parties consisted of the borrowing of the shareholder. Since the shareholder Mr. Chin and Mr. Huang respectively lend $1,300,000 and $280,510 to the company for purchase the land use right to build greenhouse and planting structure, the balance had a significant increase as of September 30, 2012 compared to that as of December 31, 2011.

Results of Operations for the nine months ended September 30, 2012 and 2011

The following table presents an overview of our results of operation for the nine months ended September 30, 2012 and 2011.

			Increase
	2012	2011	(decrease)

Total revenue	5,466,599	3,163,439	2,303,160
Total cost of revenue	(4,008,185)	(1,927,539)	(2,080,646)
Gross profit	1,458,414	1,235,900	222,514
Operating expenses	(627,040)	(460,977)	(166,063)
Income from operations	831,374	774,923	56,451
Other income	372,845	104,619	268,226
Interest expense	(24,863)	-	(24,863)
Income before income taxes	1,179,356	879,542	299,814
Income taxes
Net income	1,179,356	879,542	299,814

1. Revenue

The following table sets forth the breakdown of our revenue for the nine months ended September 30, 2012 and 2011, respectively:

	2012		2011
	USD	%	USD	%
Fresh Mushrooms sales	3,445,588	63.03%	1,870,202	59.12%
Mushroom spawns and seeds sales	2,021,011	36.97%	1,293,237	40.88%
Total revenue	5,466,599	100%	3,163,439	100%

1. Revenue (continued)

Sales revenue is recognized at the date of shipment from the Company’s facilities to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, ownership has passed, no other significant obligations of the Company exist and collectability is reasonably assured.

We derived our revenues predominantly from sales of our fresh mushrooms, mushroom spawn and seeds.  For the nine months ended September 30, 2012 and 2011, revenues from sales of our fresh mushrooms sales were $3,445,588 and $1,870,202 respectively representing an increase of $1,575,385. Revenues from sales of our mushroom spawn and seeds were $2,021,011 and $1,293,237 for the nine months ended September 30, 2012 and 2011, which also indicated $727,774 increase.

The increase was primarily due to the increase of the sales volume as a result of an increasing numbers of new customers developed. To be specific, the increase in our revenue was attributable to the following reasons:

a.
We started to open and run the business in the second half of 2009. In the years of 2009 and 2010, the company was still under a development stage with relatively low brand name. The company began the mushroom sales in January of 2011, which led to lower amount of sales revenue in nine months ended September 30, 2011 compared with 2012.  For the nine months ended September 30, 2012, as the company progressed toward maturity, we strengthened our sales and marketing campaign which helped to enhance our brand name and increase our sales.

b.
The business model of cooperation with local farmers and farming organizations developed since local government encouraged the farmers to develop the local agriculture. As a result, our mushroom spawns and seeds were also supported and welcomed by local farmers and farming organizations, which significantly increased our sales.

c.	As part of the greenhouse and planting structures under construction are completed, the categories and total quantities of our products are much higher than we produced in compared period.

We expect to see a trend of growing sales for our mushroom series products, including fresh mushroom & mushroom spawns and seeds, resulting from the growing of the market scales, improving of general agriculture industry, improving of the planting skills and the quality of our products, and the continuing encouragement from local government.

2. Cost of revenue

The following table presents a breakdown of our cost of revenue of fresh mushroom  and mushroom spawns and seeds for the nine months ended September 30, 2012 and 2011.

	2012	2011
	USD	USD

Cost of fresh mushrooms sales	2,586,874	1,354,133

Cost of mushroom spawns and seeds sales	1,421,311	573,407

Total	4,008,185	1,927,539

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

3. Gross profit

The following table presents the gross profit of our businesses for the nine months ended September 30, 2012 and 2011:

	2012		2011
	Gross	Gross	Gross	Gross
Production Category	Profit	Margin	Profit	Margin
	USD	%	USD	%

Fresh mushrooms sales	858,714	24.92%	516,069	27.59%

Mushroom spawns and seeds sales	599,700	29.67%	719,831	55.66%

Total gross profit	1,458,414	26.68%	1,235,900	39.07%

Gross profit from our mushroom growing business increased by $222,514 for nine months ended September 30, 2012 compared to the period of 2011.  The increase was a primary result from cumulative effect of our business development and sales volume increase. The gross margin of our Fresh mushrooms decreased from 27.59% for the nine months ended September 30, 2011 to 24.92% for the nine months ended September 30, 2012.And the gross margin of our mushroom spawns and seeds decreased from 55.66% for the nine months ended September 30, 2011 to 29.67% for the nine months ended September 30, 2012.

The decrease of gross margin was principally attributed to that the price of oyster mushroom and oyster mushroom seeds decreasing in the nine months of 2012. Since oyster mushroom has lower technical requirements  to plant, the local farmers and farming organizations preferred to plant it and got good harvest, that resulted in the market price of oyster mushroom came down and oyster mushroom seeds price decreasing accordingly.

4. Operating expenses

For the nine months ended September 30, 2012, our operating expenses were $627,040, representing an increase of $166,063 or 36%, as compared to that for the nine months ended September 30, 2011.  The increase was primarily a result of increased office expenses, salaries and bonus in response to the business development.  The increase also related to impairment of software in the amount of $91,468 due to obsolescence of the technology.

5. Other income

Other income is used to record the company’s non operating income, such as government grant, inventory profit,  and donation from other third parties, etc. For the nine months ended in September 30, 2012, the other income includes the $372,569 from the government grant for encourage developing local agriculture.

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

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the Company is exempted from corporate income tax from 2010 to 2012. Accordingly, the company statutory rate was 0% and 0% for the nine months ended September 30, 2012 and 2011.

Cash flow for the nine months ended September 30, 2012 and 2011

The following table presents selected cash flow data from our cash flow statements for the nine months ended September 30, 2012 and 2011, respectively.

	2012	2011

Net cash provided by (used in) operating activities	$1,150,735	$115,559

Net cash used in investing activities	(1,876,867)	(9,811,167)

Net cash provided by (used in) financing activities	1,559,500	10,420,876

Effect of exchange rate changes on cash and cash equivalents	(65,370)	154,742

Net increase(decrease) in cash and cash equivalents	767,997	880,010

Cash and cash equivalents, beginning of period	709,812	79,178

Cash and cash equivalents, end of period	$1,477,809	$959,188

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2012 was $1,150,735, which was primarily due to (i) an increase of the net income $1,179,356 and (ii) atotal increase of $281,926 of the depreciation and amortization of fixed assets, land use right and (iii) an increase of  the  impairment loss 91,468 and  (iv) an total decrease of $402,015 of the changes in assets and liabilities.

Net cash provided by operating activities for the nine months ended September 30, 2011 was $115,559, which was primarily due to (i) an increase of the net income $879,541 and (ii) an total increase of $99,369 of the depreciation and amortization of fixed assets, land use right and prepaid lease and (iii) an total decrease of $863,352 of the changes in assets and liabilities.

Cash flow for the nine months ended September 30, 2012 and 2011 (continued)

Investing Activities

Net cash used in investing activities was $1,876,867 for the nine months ended September 30, 2012, which was primarily attributable to (i) an investment of $447,636 for the construction in progress to build greenhouse and planting structures and (ii) an investment of $251,296 for the purchase of production equipment and (iii) an investment of $1,177,935 for the acquisition of land use right.

Net cash used in investing activities was $9,811,167 for the nine months ended September 30, 2011, which was primarily attributable to (i) an investment of $1,048,838 for the construction in progress to build greenhouse and planting structures and (ii) an investment of $4,815,813 for the purchase of PP&E which include buildings,plants, vehicles and office equipments and (iii) an investment of $2,923,684 for the acquisition of land use right and (iv) an investment of 1,022,833 for the prepaid lease of land.

Financing activities

Net cash provided by financing activities was $1,559,500 for the nine months ended September 30, 2012, which was mainly attributable to a total $1,559,500 of the current account from a related party .

Net cash provided by financing activities was $10,420,876 for the nine months ended September 30, 2011, which was mainly attributable to (i) a total $6,593,458 from capital injection of shareholders and (ii) a total $3,442,417 of the current account from a related party and (iii) a total $25,000 from share issuances.

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

Enterprise income tax

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the Company is exempted from corporate income tax from 2010 to 2012. Accordingly, the company statutory rate was 0% and 0% for the nine months ended September 30, 2012 and 2011.

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

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the Company is exempted from VAT for the nine months ended September 30, 2012 and 2011.

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

Based upon the required evaluation, our CEO and CFO concluded that as of September 30, 2012, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified the following weaknesses in internal control:

●	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;
●	All of our financial reporting is carried out by our financial consultant.
●	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.
●
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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of September 30, 2012, the Company’s internal control over financial reporting was not effective due to the following weakness:

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

 Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

None

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
101***
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

China Liaoning Dingxu Ecological Agriculture Development, Inc. Formerly known as Hazlo! Technologies, Inc

November 19, 2012	By:	/s/ Chin Yung Kong
Chin Yung Kong President and Chief Executive Officer