Form 10-K
period 2012-12-31
China Liaoning Dingxu Ecological Agriculture Development, Inc.
filed 2013-05-15
CIK 1501958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

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

0086-13909840703
(Issuer’s telephone number)

Copy of Communications To:
Bernard & Yam, LLP
401 Broadway, Suite 1708
New York, NY 10013
Phone: 212-219-7783
Facsimile: 212-219-3604

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES ☑ NO ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☑ NO ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐     NO ☑

The aggregate market value of the voting and non-voting stock (1,750,000 shares of common stock) held by non-affiliates of the registrant, as of June 29, 2012, was approximately $122,500 computed by reference to the last reported sale price of $0.07 per share on June 29, 2012.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of May 1, 2013, 46,450,000 shares of common stock, $0.001 par value, were outstanding.   As of March 31, 2013, there were 66,450,000 shares of common stock,  $0.001 par value, issued and outstanding. The decrease in the number of total issued and outstanding common shares was due to the cancellation of 20,000,000 shares by Chin Yung Kong, our controlling shareholder, on January 8, 2013.

FORM 10-K

As used in this Annual Report on Form 10-K (the “Form 10-K”), unless the context requires or is otherwise indicated, the terms “we,” “us,” “our,” the “Registrant,” the “Company,” “our company” and similar expressions include the following entities (as defined below):

(i)            China Liaoning Dingxu Ecological Agriculture Development, Inc., formerly known as
Hazlo! Technologies, Inc., a Nevada corporation (“Company”, “we”, or “us”), which is a publicly traded company;

(ii)           China Liaoning DingXu Ecological Agriculture Development Co, Ltd., a BVI company ( “DingXu BVI”);

(iii)          Panjin Hengrun Biological Technology Development Co., Ltd. 盘锦恒润生物技术开发有限公司, a limited liability company organized under the laws of the People’s Republic of China and a ninety-nine percent owned subsidiary of DingXu BVI (“Panjin Hengrun”); and

(iv)          Liaoning Dingxu Ecological Agriculture Development Co., Ltd.辽宁鼎旭生态农业发展有限公司, a limited liability company organized under the laws of the People’s Republic of China and an affiliated entity of Panjin Hengrun through contractual arrangements (“Liaoning Dingxu”).

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

ITEM 1.       BUSINESS

History

We were incorporated under the name “Hazlo! Technologies, Inc.” on August 19, 2010 in the State of Nevada. Our initial business plan was to modify and translate software and web applications originally written in English into Spanish and to focus on the needs of the Arizona business community to better serve the Spanish-speaking population. We did not generate any revenue from the said IT and data translation services.

On December 12, 2011, we entered into a Share Exchange Agreement with DingXu BVI Shareholder (Chin Yung Kong) under which we issued 60,000,000 shares of common stock to Chin Yung Kong to acquire 100% of the issued and outstanding shares of DingXu BVI. Upon closing of the Share Exchange transaction, DingXu BVI became the wholly owned subsidiary of Hazlo! Technologies, Inc.

China Liaoning DingXu Ecological Agriculture Development Co, Ltd., a BVI company (the “DingXu BVI”) was incorporated under the laws of the British Virgin Islands on April 15, 2011. Chin Yung Kong was the sole shareholder and director of DingXu BVI.

On July 5, 2011, DingXu BVI formed Panjin Hengrun Biological Technology Development Co., Ltd. 盘锦恒润生物技术开发有限公司, a limited liability company organized under the laws of the People’s Republic of China (“Panjin Hengrun”). DingXu BVI owns 99% of the total ownership of Panjing Hengrun.

On November 28, 2011, Panjin Hengrun entered into a set of contractual arrangements with Liaoning Dingxu Ecological Agriculture Development Co., Ltd.辽宁鼎旭生态农业发展有限公司, a limited liability company organized under the laws of the People’s Republic of China and an affiliated entity of Panjin Hengrun through contractual arrangements (“Liaoning Dingxu”). The contractual arrangements are comprised of a series of agreements, including a Consulting Service Agreement and an Operating Agreement, through which Panjin Hengrun has the right to advise, consult, manage and operate Liaoning Dingxu to collect and own all of Liaoning Dingxu’s net profits and net losses. Additionally, under a Proxy Agreement, the shareholders of Liaoning Dingxu have vested their voting control over Liaoning Dingxu to Panjin Hengrun in order to further reinforce Panjin Hengrun’s rights to control and operate Liaoning Dingxu. Liaoning Dingxu and its shareholders have granted Panjin Hengrun, under an Option Agreement, the exclusive right and option to acquire all of their equity interests in Liaoning Dingxu, or, alternatively, all of the assets of Liaoning Dingxu. Further, the shareholders of Liaoning Dingxu agreed to pledge all of their rights, titles and interests in Liaoning Dingxu under an Equity Pledge Agreement.

Upon entry of these contractual arrangements, Liaoning Dingxu became the Variable Interest Entity (“VIE”) of Panjin Hengrun pursuant to ASC-810-10-25. Panjin Hengrun was able to carry out business operations through Liaoning Dingxu.

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
Contractual Arrangement
Liaoning Dingxu Ecological Agriculture Development Co., Ltd.辽宁鼎旭生态农业发展有限公司
a PRC Company ("Liaoning Dingxu)

Liaoning Dingxu Ecological Agriculture Development Co., Ltd.辽宁鼎旭生态农业发展有限公司 (“Liaoning Dingxu”) was formed as a limited liability company organized under the laws of the People’s Republic of China on August 6, 2009. It mainly engages in the business of growing mushrooms and marketing mushroom and related agricultural products.

Since the completion of the share exchange transaction, our business operations are carried out through Panjin Hengrun and its affiliated operating entity Liaoning Dingxu. On December 12, 2011, we ceased the business of development stage IT service and data translation services and started to engage in the business of growing mushrooms and marketing mushroom and related agricultural products through Liaoning Dingxu.

Business Overview

We mainly engage in the business of growing mushrooms and marketing mushroom and related agricultural products through our affiliated variable interest entity Liaoning Dingxu.

Main Products

We mainly produce and sell two types of products:

(1)	Fresh mushrooms. We grow fresh mushrooms in our farms and sell them to markets. Our fresh mushrooms include oyster mushrooms, king oyster mushrooms, king trumpet mushrooms, and button mushrooms.

(2)
Mushroom growing products including mushroom spawns and mushroom sticks. Mushroom sticks are the stick shaped containers filled with fertilizers and the mushrooms grow on them. They are the growing bases for mushrooms.

Seasonality

Our market is not seasonal due to the fact that our mushrooms are grown in the green house and therefore are not affected by season changes. We do need to store our fresh mushrooms, mushroom sticks and spawns in a low temperature environment.

Market Overview

We mainly sell our mushroom spawns and sticks in Panjin City, Liaoning Province, China and the surrounding townships. We mainly sell our fresh mushrooms in north eastern Chinese cities including Shenyang, Anshan and Dalian.

Sales and Marketing

We conduct direct sales and marketing through our own sales team. We have not used agencies and brokers to sell our products.

Our Customers

Our main customers are individual consumers. We do not have any written agreement with any customers and we do not rely on one or several major customers.

Raw Materials and Source of Raw Materials

The raw materials we use for growing our products include sawdust, straw, bran and chicken manure. Materials are collected from local farmers. We do not have any supply contract with any farmer.

Our Competitors

There are many mushroom producers and sellers in China and we only have a very small percentage of the total market in China. On a daily basis, we produce 2,500 kg fresh mushrooms, 8,000 mushroom sticks and 10,000 bottles of mushroom spawns. Our daily production is approximately 33% of our daily production capacity. Xinghe Biological Inc. located at Dongguan, Guangdong, has a 60 tons daily production capability and has approximately 8% of the markert share [in South China markets]. Gaorong Company, which is located in Shanghai, China, has a 100 tons daily production capability and has 10% market share in South China markets. These competitors are much larger than us.

Our Plan of Growth

(1)	Expand our farms. We plan to obtain land use rights to more farmland to expand our mushroom farms and increase the production of our fresh mushrooms.

(2)
Start the deep-processing production of our mushrooms and sell deep-processed products. We plan to purchase equipment and construct processing facilities to launch the production of deep-processed mushroom products, such as canned mushrooms and mushroom drinks.

Intellectual Property

We currently have following trademarks registered in China:

Trademarks “Dingxu” register number: 8041916;
“Senlinwa” register application number: ZC9880644SL;
“Jindingji” register application number: ZC9880597SL;
“Xianzhigu” register application number: ZC9880734SL.

Government Regulation

Food Hygiene and Safety Laws and Regulations

As a producer of food products in China, we are subject to a number of PRC laws and regulations governing food safety and hygiene, including:

●	The PRC Product Quality Law
●	The PRC Food Safety Law
●	The PRC Food Hygiene Law
●	The Implementation Rules on the Administration and Supervision of Quality and Safety in Food Producing and Processing Enterprises
●	The Standardization Law
●	The Special Rules on Strengthening Safety and Supervision of Food and other Products
●	The Regulation on Hygiene Administration of Food Additive

These laws and regulations set out safety and hygiene standards and requirements for various aspects of food production, such as the production, packaging, handling, labeling and storage of food and for the use of facilities and equipment that make food. Failure to comply with these laws and regulations may result in confiscation and destruction of our products and inventory, confiscation of proceeds from the sale of non-compliant products, fines, suspension of production and operations, product recalls, revocation of licenses, and, in extreme cases, criminal liability.

Environmental Regulations

We are subject to various governmental regulations related to environmental protection. The major environmental regulations applicable to us include:

●	The Environmental Protection Law of the PRC
●	The Law of PRC on the Prevention and Control of Water Pollution
●	Implementation Rules of the Law of PRC on the Prevention and Control of Water Pollution
●	The Law of PRC on the Prevention and Control of Air Pollution
●	Implementation Rules of the Law of PRC on the Prevention and Control of Air Pollution
●	The Law of PRC on the Prevention and Control of Solid Waste Pollution

Our farms are subject to various pollution control regulations with respect to water, air and noise pollution as well as the disposal of waste and hazardous materials. We are also subject to periodic inspections by local environmental protection authorities. Our operating subsidiary has received certifications from the relevant PRC government agencies in charge of environmental protection indicating that their business operations are in material compliance with the relevant PRC environmental laws and regulations. We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws.

Research and Development

We did not incur research and development expenses in 2012.

Employees

As of March 31, 2013, we had 53 employees,  of which 36 are full-time.

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

ITEM 1A.     RISK FACTORS

Not Applicable for Smaller Reporting Company.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not Applicable for Smaller Reporting Company.

ITEM 2.        PROPERTIES

We have land use rights to 24,806 square meters of land in Xian town, Dawa County, Panjin City, LiaoNing Province, PRC. The term of the land use rights is 50 years, starting in March 2011, and the annual payment for the land use rights is $11,620.

We have land use rights to 56,139 square meters of land in Xian town, Dawa County, Panjin City, LiaoNing Province, PRC. The term of the land use rights is 46 years, starting in March 2011, and the annual payment for the land use rights is $58,060.

We have land use rights to 428,214 square meters of land in Xian town, Dawa County, Panjin City, LiaoNing Province, PRC. The term of the land use rights is 18 years, starting in January 2012, and the annual payment for the land use rights is $153,210.

Under the 1982 Constitution, urban land in China is owned by the State and collectives own the rural land. Since the local and central governments administer the rural collectives, it can be construed that all land ownership is under control of the State. However, the Constitution's Amendment Act of 1988 to Article 10 adopted on April 12, 1988, states that a land use right may be transferred in accordance to law. Based on this statement, a land use right becomes divisible from land ownership, thus making land use right likely to be privatized. Individuals, including foreigners can hold long-term leases for land use. They can also own buildings, apartments, and other structures on land, as well as own personal property.

Real estate transfers in China take place in the form of transfer of right to use land. To obtain land-use rights, the land user must sign a land-grant contract with the local land authority and pay a land-grant fee up front. The grantee will enjoy a fixed land-grant term and must use the land for the purpose specified in the land-grant contract. Depending on the type and purposes of land use, the maximum term of a land grant ranges from 40 years for commercial usage, 50 years for industrial purpose, to 70 years for residential use.

The application of “Land Usage Right” on any leased land must be submitted to and approved by many authorities of the local and central government supported by a minimum of 80% of the signatories of its original land leasers who had leased the land from the government before they transfer the land to the new leasers.

ITEM 3.        LEGAL PROCEEDINGS

We are not a party to any legal proceedings that we believe will have a material adverse effect upon the conduct of our business or our financial position.

ITEM 4.        MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the over the counter bulletin board under the symbol “CLAD.”

The following table sets forth the range of high and low prices of our common stock as quoted on the over the counter market during the periods indicated. The prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

		High		Low
2012	First Quarter		$0.31		$0.15
	Second Quarter		$0.79		$0.07
	Third Quarter		$0.07		$0.061
	Fourth Quarter		$0.061		$0.035

2011	First Quarter	$	N/A	$	N/A
	Second Quarter	$	N/A	$	N/A
	Third Quarter	$	N/A	$	N/A
	Fourth Quarter	$	N/A		$1.04

Holders

As of May 13, 2013, there were 50 holders of record of our Common Stock, not including beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.
Dividend Policy

We did not pay any cash dividends on our common stock in the year ended December 31, 2012. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

Equity Compensation Plan Information

None in the year ended December 31, 2012.

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

Overview

We mainly engage in the business of growing and marketing fresh mushroom, dried mushroom and mushroom crops and mushroom seeds through our affiliated variable interest entity LiaoNing DingXu.

We mainly produce and sell two types of products:

(1)	Fresh mushrooms. We grow fresh mushrooms in our greenhouse and sell them to markets. Our fresh mushrooms include oyster mushroom, king oyster mushroom, king trumpet mushroom, and button mushroom.

The revenues from the sales of fresh mushrooms constitute approximately 62% and 55% of our total revenues in the fiscal year of 2012 and 2011, respectively.

(2)	Mushroom crops and mushroom seeds. The revenues from the sales of mushroom crops and mushroom seeds approximately 28% and 45% of our total revenues in the fiscal year of 2012 and 2011, respectively.

(3)
As the manufacture workshop completed in 2012, the Company have the capacity of the dried mushroom. The revenues from the sales of dried mushroom approximately 10% of our total revenues in the fiscal year of 2012.

Financial condition as of December 31, 2012 and 2011

The following table presents an overview of assets, liabilities and shareholders’ equity as of December 31, 2012 and 2011.

	December 31,	December31,	Increase
	2012	2011	(decrease)

Current assets

Cash	21,245	31,863	(10,618)

Other Receivables	8,662	5,126	3,536

Advance to suppliers	148,895	668,172	(519,277)

Inventory	139,915	66,858	73, 057

Other current assets	85,914	-	85,914

Total current assets	404,631	772,019	(367,388)

Non-current assets

Property, plant and equipment - net of accumulated depreciation	11,090,729	7,077,202	4,013,527

Construction in progress	1,083,604	1,025,410	58,194

Land use rights	5,768,262	3,225,474	2,542,788

Long term prepaid lease	879,470	931,448	(51,978)

Total non-current assets	18,822,065	12,259,534	6,562,531

Total assets	19,226,696	13,031,553	6,195,143

Current liabilities

Account payable	3,729	5,203	(1,474)

Accrued expenses	18,519	560	(17,959)

Other payables	2,879,287	1,272,507	1,606,780

Short-term loan	-	476,122	(476,122)

Due to Related Parties	5,301,552	3,629,452	1,672,100

Total current assets	8,203,087	5,383,844	2,819,243

Long term payable	1,548,644	-	1,548,644

Total liabilities	9,751,731	5,383,844	4,367,887

Shareholders’ liabilities

Common stock	66,450	66,450	-

Paid-in capital	8,215,126	7,860,373	354,753

Retained earnings	806,192	(603,364)	1,409,556

Accumulated comprehensive income - foreign currency	296,297	251,661	44,636

Non-controlling interests	90,900	72,589	18,311

Total shareholders’ equity of the Company	9,474,965	7,647,709	1,827,256

Total liabilities and shareholders’ equity	19,226,696	13,031,553	6,195,143

Liquidity and Capital Resources:

To date, our operations have been funded by contributions to “due to related parties” and the net cash provided by our fast developing operations. As a result, at December 31, 2012 we had $404,631 current assets, and $8,203,087current liabilities mainly consisted of the $2,386,445 Factory seed cultivation workshop constructing payment, the $492,085 payment for land use right, the $5,301,552 due to related party and others. We had working capital deficit of $7,798,456 as of December 31, 2012, which contains liquidity risk for the coming period. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. For the due to related party, the shareholders promise that they would not demand repayment from the Company with in next fiscal year.

We believe that our operation would have fast development in future which would provide sufficient net cash to fund our business. During the year ended December 31, 2012, we got a net profit $1,424,929 and our operating activities provided $2,403,001 in net cash. Over the long term, our expectation is to see a trend of growing sales for our mushroom series products, including fresh mushrooms, dried mushroom and mushroom crops and seeds, resulting from the improving of general agriculture industry, improving of the planting skills and the quality of our products, and the continuing encouragement from local government. As we continue to invest to develop our mushroom planting greenhouse and structures, mushroom seeds cultivation workshop and manufacturing workshop, the categories and total quantities of our products will be much higher than we produce now.

Assets:

1. Inventory

The balance at the end of this period consisted of raw materials, growing crops and finished goods. The fresh mushroom in 2011 mainly came from local farmer and farming organizations as the business model includes cooperation with local farmers and farming organizations. As part of the greenhouse and planting structures under construction are completed, the company increased production of the fresh mushroom by themselves, which result in increase of growing crops compared to that as of December 31, 2011.

2. Property, plant and equipment and Construction in progress

Our property, plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation on property, plant and equipment is calculated on the straight-line method after taking into account their respective estimated residual values over the estimated useful lives of the assets as follows:

Building	20 years

Plant equipment	5-10 years

Office equipment	3-5 years

Vehicles	4 years

As consistent with the policies, maintenance and repair costs are expensed as incurred, whereas significant renewals and betterments are capitalized.

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

Property, Plant and Equipment consists of the following:

	December 31, 2012		December 31, 2011(Restated)
	USD		USD
Building	a	11,134,288	7,104,283
Plant equipment	b	524,805	29,072
Vehicles	c	33,372	33,291
Office equipment	d	73,580	72,298
Less: Accumulated depreciation	e	675,316	161,742
Property, plant and equipment, net		11,090,729	7,077,202
Construction in progress	f	1,083,604	1, 025,410
Total property, plant & equipment		12,174,333	8,102,612

a. The building mainly represented the greenhouses, manufacturing workshops, warehouse, office building and supporting facilities, most of which were transferred from the construction in progress (CIP).

b. The plant equipment represented the production equipment purchased from third parties. Prepayment made during 2011 $284,198 to purchase mushroom manufacturing production lines were transferred to fixed assets this year, hence we observed a significant increase of the plant compared to December 31, 2011.

c. The vehicles were the truck for transporting raw materials or finish goods.

d. The office equipment represented for office computers, printers, desks and other office appliances.

e. For the year ended December 31, 2012 and 2011, the Company recorded depreciation expense of $513,574 and $157,777, respectively.

f.  The detailed information of the construction projects in progress which was not yet transfer to fixed assets is as below:

	December 31, 2012	December31, 2011
	USD	USD
Factory workshop	728,661	711,010
Greenhouse and Planting structures	354,943	314,400
Total amount of Construction In Progress	1,083,604	1,025,410

3. Land use right

The Company states land use rights at cost less accumulated amortization. The land use right was used to build up greenhouse and planting structures, manufacturing workshop and other buildings. As of December 31, 2012 and 2011, the net values of land use rights are $5,768,262 and $3,225,474, respectively.

The land use rights are amortized using the straight line method during the contract period. For the year ended December 31, 2012 and 2011, amortization expense amounted to $223,018 and 52,132, respectively.

4. Long-term prepaid lease

Leases where substantially all the risks and rewards of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases net of any incentives received from the lessor are charged to the consolidated statements of operations on a straight-line basis over the terms of the underlying lease.

The Company records lease payments at cost less accumulated amortization and amount that to be amortized within one year. The amount to be amortized within one year is recorded as current portion of prepaid leases. The Company entered into long term agreements with local government to rent land. The rental payments of $1,030,900 for the entire contract period are prepaid in 2011. The rental payments are recorded as operating lease expenses using the straight line method during the contract period of 20 years.

Lease expense of $54,192 and $50,378 were recorded for the year ended December 31, 2012 and 2011.

Liabilities:

5. Short-term loan

The Company became indebted to Bank of China in December 2011 for $476,122, payable in December 2012, interest at 8.46% per annum. The loan was repaid in full as of December 31, 2012.

For the year ended December 31, 2012 and 2011, the Company recorded interest expense of $40,226 and $1,680, respectively.

6. Other payables

The balance at the end of this period mainly consisted of the $2,386,445 Factory seed cultivation workshop construction payment and the $492,085 payment for land use right and others.

7. Due to related parties

The total amount of due to related parties consisted of the borrowing of the shareholders. The shareholders lent $1,672,100 and $3,351,242 to the company for purchase the land use right to build greenhouse and planting structure in 2012 and 2011, respectively. The balance was $5,301,552 and $3,629,452 as of December 31, 2012 and 2011, respectively.

The stockholders lent money without interest to the Company, the interest was valued at $357,240 and $156,306 for the year 2012 and 2011, respectively. The total of interest was reflected in the statement of operations as interest expenses in 2012 and 2011 with a corresponding contribution of paid-in capital.

8. Long term payable

The Company had a long term payable for the acquisition of land use right. Based on the contract agreement, the future minimum rental payments required for the coming years are as follows:

Years ending December 31:
2019	16,544
2020	153,210
2021	153,210
2022	153,210
2023	153,210
Remaining payments	919,260
Total future minimum payments	$1,548,644

Shareholders’ equity

9. Shareholders’ equity

The shareholders’ equity increased from net profit in the year of 2012 and Unrealized foreign currency translation gain as the exchange rate changed.

Results of Operations for the year ended December 31, 2012 and 2011

The following table presents an overview of our results of operation for the year ended December 31, 2012 and 2011.

Increase
2012	2011	(decrease)

Total revenue	8,617,176	4,429,847	4,187,329
Total cost of revenue	(5,671,829)	(3,110,058)	(2,561,771)
Gross profit	2,945,347	1,319,789	1,625,558
General and administrative	(466,801)	(497,367)	30,566
Depreciation and amortization	(561,383)	(151,619)	(409,764)
Bad debt	(460,530)	(372,010)	(88,520)
Income from operations	1,456,633	298,793	1,157,840
Other income	373,843	-	373,843
Impairment loss	-	(313,783)	313,783
Loss on foreign exchange	(8,081)	-	(8,081)
Interest expense	(397,466)	(157,986	)-	(239,480)
Income before income taxes	1,424,929	(172,976)	1,597,905
Income taxes	-	-	-
Net income	1,424,929	(172,976)	1,597,905

1. Revenue

The following table sets forth the breakdown of our revenue for the year ended December 31, 2012 and 2011, respectively:

	2012		2011
	USD	%	USD	%
Fresh mushrooms sales	5,384,972	62.49%	2,418,018	54.58%
Mushroom crops and seeds sales	2,406,368	27.93%	2,011,829	45.42%
Dried mushroom	825,836	9.58%	-	-
Total revenue	8,617,176	100%	4,429,847	100%

Sales revenue is recognized at the date of shipment from the Company’s facilities to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, ownership has passed, no other significant obligations of the Company exist and collectability is reasonably assured.

We derived our revenues predominantly from sales of our fresh mushrooms, mushroom crops and seeds. For the year ended December 31, 2012 and 2011, revenues from sales of our fresh mushrooms sales were $5,384,972 and $2,418,018 respectively representing an increase of $2,966,954. Revenues from sales of our mushroom crops and seeds were $2,406,368 and $2,011,829 for the year ended December 31, 2012 and 2011, which indicated $394,539 increase. Revenues from sales of our dried mushroom were 825,836 for the year ended December 31, 2012, which also resulted in a sales increase.

The increase was primarily due to the increase of the sales volume as a result of an increasing numbers of new customers developed. To be specific, the increase in our revenue was attributable to the following reasons:

a.
We started to open and run the business in the second half of 2009. In the years of 2009 and 2010, the company was still under a development stage with relatively low brand name recognition. The company began the mushroom sales in January of 2011, which led to lower amount of sales revenue in the year ended December 31, 2011 compared with 2012. For the year ended December 31, 2012, as the company progressed toward maturity, we strengthened our sales and marketing campaign which helped to enhance our brand name and increase our sales.

b.
The business model of cooperation with local farmers and farming organizations developed since local government encouraged the farmers to develop the local agriculture. As a result, our mushroom crops and seeds were also supported and welcomed by local farmers and farming organizations, which significantly increased our sales.

c.	As part of the greenhouse and planting structures under construction are completed, the categories and total quantities of our products are much higher than we produced in compared the year of 2011.

d.	As the manufacture workshop completed in 2012, the Company have the capacity of the dried mushroom, which increased the sales for the year of 2012.

We expect to see a trend of growing sales for our mushroom series products, including fresh mushroom & mushroom crops and seeds, resulting from the growing of the market scales, improving of general agriculture industry, improving of the planting skills and the quality of our products, and the continuing encouragement from local government.

2. Cost of revenue

The following table presents a breakdown of our cost of revenue of fresh mushroom and mushroom crops and seeds for the year ended December 31, 2012 and 2011.

	2012	2011
	USD	USD

Cost of fresh mushrooms sales	3,881,909	1,837,342

Cost of mushroom crops and seeds sales	1,648,334	1,272,716

Cost of dried mushrooms sales	141,586	-

Total	5,671,829	3,110,058

Cost of fresh mushrooms sales: Our cost of fresh mushrooms sales consists primarily of costs associated with purchased materials, growing cost and purchased fresh mushroom from farmers or farming organizations. Cost of fresh mushrooms sales are allocated to each kind of mushroom using the specific identification method. Costs are allocated to specific units within a product based on the ratio of the sales quantities of the specific units to the total sellable quantities of the product.

Cost of mushroom crops and seeds sales: Our cost of mushroom crops and seeds sales mainly represented the costs of purchased and cultivate seeds or crops. We used our workshop to cultivate well mushroom seeds or crops and sold them to local farmers or farming organizations. We also purchased some good quality mushroom seeds from third party and sold them to our customers as well after our selection. The costs are as well allocated to specific units within a product based on the ratio of the sales quantities of units to the total sellable quantities of the product.

Cost of dried mushrooms sales: Our cost of dried mushrooms sales consists primarily of costs associated with fresh mushroom and manufacture expense. Cost of dried mushrooms sales are allocated to each kind of mushroom using the specific identification method. Costs are allocated to specific units within a product based on the ratio of the sales quantities of the specific units to the total sellable quantities of the product.

3. Gross profit

The following table presents the gross profit of our businesses for the year ended December 31, 2012 and 2011:

	2012		2011
	Gross	Gross	Gross	Gross
Production Category	Profit	Margin	Profit	Margin
	USD	%	USD	%

Fresh mushrooms sales	1,503,064	27.91%	580,676	24.01%

Mushroom crops and seeds sales	758,033	31.50%	739,113	36.74%

Dried Mushroom sales	684,250	82.85%	739,113	36.74%

Total gross profit	2,945,347	34.18%	1,319,789	29.79%

Gross profit from our mushroom growing business increased by $ 1,625,558 for the year ended December 31, 2012 compared to the year of 2011. The increase was a primary result from cumulative effect of our business development and sales volume increase. The gross margin of our Fresh mushrooms increased from 24.01% for the year ended December 31, 2011 to 35.22% of 2012 benefit from economies of scale. And the gross margin of our mushroom crops and seeds decreased from 36.74% for the year ended December 31, 2011 to 31.50% of 2012 because that we reduced the oyster mushroom seeds price to encourage the local farmers and farming organizations cooperation with us. The dried mushroom, the purpose of which is usually used as gift, have large added value.

4. Depreciation and amortization

For the year ended December 31, 2012, our Depreciation and amortization were $561,383, representing an increase of $409,764, as compared to that for the year of 2011. The increase was primarily a result of increased fixed assets and land use right.

5. Bad debt

The bad debt represented an $460,530 of allowance for doubtful receivable account which were the staff borrowing whose aging over 3 months and allowance for prepaid expense due from supplier.

6. Other income

Other income is used to record the company’s non operating income, such as government grant. For the year ended December 31, 2012, the other income included the USD $373,843 from the government grant for encourage developing local agriculture.

7. Impairment loss

For the year of 2011, the impairment loss included USD $313,783, which was composed of $92,050 in software and $221,733 in fixed assets impairment.

8. Income taxes

Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC where the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the county of operations.

The Company does not accrue United States income tax since it has no operating income in the United States. The Operating subsidiary is organized and located in the PRC and do not conduct any business in the United States.

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the Operating subsidiary is exempted from corporate income tax from 2010 to 2012. Accordingly, the company statutory rate was 0% and 0% for the year ended December 31, 2012 and 2011.

Cash flow for the year ended December 31, 2012 and 2011

The following table presents selected cash flow data from our cash flow statements for the year ended December 31, 2012 and 2011, respectively.

	2012	2011

Net cash provided by (used in) operating activities	$2,403,001	$(1,384,615)

Net cash used in investing activities	(3,654,684)	(9,638,177)

Net cash provided by (used in) financing activities	1,195,978	10,805,842

Effect of exchange rate changes on cash and cash equivalents	45,087	239,062

Net increase(decrease) in cash and cash equivalents	(10,618)	22,112

Cash and cash equivalents, beginning of period	31,863	9,751

Cash and cash equivalents, end of period	$21,245	$31,863

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2012 was $2,403,001 which was primarily due to (i) an increase of the net income $1,424,929 and (ii) a total increase of $736,592 of the depreciation and amortization of fixed assets, land use right and (iii) an increase of the bad debt $460,530 and (iv) an increase of the imputed interest $357,420 and (v) a total decrease of $576,290 of the changes in assets and liabilities.

Net cash used in operating activities for the year ended December 31, 2011 was $1,384,615, which was primarily due to (i) a decrease of the net income $172,976 and (ii) a total increase of $222,378 of the depreciation and amortization of fixed assets, land use right and (iii) an increase of the bad debt $372,010 and (iv) an increase of the impairment loss 313,783 and (v) an increase of the imputed interest $156,306 a (iv) a total decrease of $2,276,116 of the changes in assets and liabilities.

Investing Activities

Net cash used in investing activities was $3,654,684 for the year ended December 31, 2012, which was primarily attributable to (i) an investment of $1,649,206 for the fixed assets and (ii) an investment of $58,194 for the construction in progress to build greenhouse and (iii)an investment of $1,947,284 for the acquisition of land use right.

Net cash used in investing activities was $9,638,177 for the year ended December 31, 2011, which was primarily attributable to (i) an investment of $1,025,410 for the construction in progress to build greenhouse, manufacture workshop and others and (ii) an investment of $6,778,045 for the fixed assets and (iii) an investment of $1,742,672 for the acquisition of land use right and (iv) an investment of $92,050 for the software.

Financing activities

Net cash provided by financing activities was $1,195,9778 for the year ended December 31, 2012, which was mainly attributable to (i) a total $1,672,100 of the current account from a related party and (ii) a total $476,122 payment for the short-term loan.

Net cash provided by financing activities was $10,805,842 for the year ended December 31, 2011, which was mainly attributable to (i) a total $6,953,458 from capital injection of shareholders and (ii) a total $3,351,262 of the current account from a related party and (iii) a total $476,122 from short-term bank loan and (iv)a total $25,000 from share issuances.

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

INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using moving weighted average method. Inventories consist of raw materials, finished goods and growing crops. Cost of finished goods comprises direct material, direct production cost based on normal operating capacity.

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

Enterprise income tax

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the Operating subsidiary is exempted from corporate income tax from 2010 to 2012. Accordingly, the company statutory rate was 0% and 0% for the year ended December 31, 2012 and 2011.

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

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the Operating subsidiary is exempted from VAT for the year ended December 31, 2012 and 2011.

PROPERTY, PLANT and EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation on property, plant and equipment is calculated on the straight-line method after taking into account their respective estimated residual values over the estimated useful lives of the assets as follows:

Building	20 years

Plant equipment	5-10 years

Office equipment	3-5 years

Vehicles	4 years

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

LAND USE RIGHTS

The Company states land use rights at cost less accumulated amortization. The land use rights are amortized on straight line method during the contract period.

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

Not Applicable for Smaller Reporting Company.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the financial statements annexed to this annual report immediately after the signature page of this Form 10-K．

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 22, 2012, the Company dismissed its independent registered public accounting firm Stan J.H. Lee, CPA (“Stan Lee”). The decision to dismiss Stan Lee was adopted by the Board of Directors of the Company.

None of the reports of Stan Lee, on the Company's financial statements for either of the past two fiscal years or subsequent interim periods contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between the Company and Stan Lee, for the two most recent fiscal years and any subsequent interim period through August 22, 2012 (date of dismissal) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Stan Lee, would have caused Stan Lee to make reference to the subject matter of the disagreement in connection with his report. Further, Stan Lee has not advised the Company that:

1) internal controls necessary to develop reliable financial statements did not exist; or

2) information has come to the attention of Stan Lee which made him unwilling to rely upon management's representations, or made him unwilling to be associated with the financial statements prepared by management; or

3) the scope of the audit should be expanded significantly, or information has come to the attention of Stan Lee that if further investigated may materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ended December 31, 2012.

On August 23, 2012, the Company engaged M&K CPAS, PLLC (“M&K”) as its principal accountant to audit the Company's financial statements. M&K was the Company’s independent registered public accounting firm during the fiscal year ended September 30, 2011 and the period from August 19, 2010 to September 30, 2010. During the fiscal years ended September 30, 2011, the period from August 19, 2010 to September 30, 2010 and the interim period through December 6, 2011, the reports of M&K for the year ended September 30, 2011 and the period from August 19, 2010 to September 30, 2010 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than going concern.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. In designing and evaluating the disclosure controls and procedures, we recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Based upon the required evaluation, our CEO and CFO concluded that as of December 31, 2012, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms due to the material weakness described below. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, the Company’s internal control over financial reporting was not effective due to the following weakness:

●	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;

●	All of our financial reporting is carried out by our financial consultant; and

●	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

 Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

ITEM 9B.     OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following sets forth information regarding the directors and executive officers of the Company as December 31, 2012.

Name	Positions	Age
Chin Yung Kong	President, Secretary, Treasurer and Director	60

Chin Yung Kong, a Malaysian citizen, age 60, resides in Dalian, China. Mr. Chin has served as the Company’s President, Secretary, Treasurer and sole director since December 2012. Mr. Chin is the Managing Director of QMIS Capital Finance. Since 2002 Mr. Chin has devoting most of his time advising Chinese clients on financial restructuring, pre-audit evaluation before going public, pre-IPO investment strategies, and on the process of going public in the United States. From 1995 to 2002, Mr. Chin was financial controller for the Kwok Group Company in China. Prior to 1995 Mr. Chin was a practicing auditor and Certified Public Accountant (CPA) with Foo Kon & Tan in Singapore. Mr. Chin graduated from University of Hull in the United Kingdom with a Masters degree in Finance. Mr. Chin provides financial and strategic expertise to the Company as a member of its board of directors.

Employment Agreements

The Company does not have an employment agreement with Mr. Chin, our only executive officer.

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

Compliance with Section 16(A) of The Securities Exchange Act of 1934

As of December 31, 2012, none of our officers, directors and greater than 10 percent shareholders have filed the reports under Section 16(a).

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

Name of Beneficial Owner [1]	Number of Common Shares	Percentage of Class [2]

Chin Yung Kong Room 2119 Mingyong Building, No. 60 Xian Road. Shahekou District, Dalian, China 116021	38,746,600	83.4%

All Officers, Directors and Beneficial Owners as a group (Chin Yung Kong is also the only greater than 5% shareholder)	38,746,600	83.4%

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

(2)	Based on 46,450,000 Shares issued and outstanding as of May 15, 2013.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The share exchange agreement and the underlying transaction that we carried out on December 12, 2011 is a related transaction because the shareholder of Dingxu BVI, Mr. Chin Yung Kong, is our current officer and director and majority shareholder.

On January 08, 2013, Chin Yung Kong cancelled 20,000,000 shares of common stock.

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

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2012	$42,000.00	M&K CPAS, PLLC
2011	$22,500.00	Stan J.H. Lee, CPA

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
10.1	Share Exchange Agreement**
10.2	Consulting Service Agreement (Panjin Hengrun and Liaoning Dingxu)**
10.3	Operating Agreement (Panjin Hengrun and Liaoning Dingxu)**
10.4	Equity Pledge Agreement (Panjin Hengrun and Liaoning Dingxu)**
10.5	Option Agreement (Panjin Hengrun and Liaoning Dingxu)**
10.6	Proxy Agreement (Panjin Hengrun and Liaoning Dingxu)**
10.7	Share Cancellation Agreement between the Company and Chin Yung Kong dated July 23, 2012. ***
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
101****
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
101.LAB*** XBRL Taxonomy Extension Labels
101.PRE*** XBRL Taxonomy Extension Presentation

* Incorporated by reference to our Registration Statement on Form S-1, filed on November 9, 2010

**Incorporated by reference to the Form 8-K Current Report filed on December 13, 2011.

*** Incorporated by reference to the Form 8-K Current Report filed on August 9, 2012.

**** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC.

Date: May 15, 2013	By:	/s/ Chin Yung Kong
President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2013	By:	/s/ Chin Yung Kong
Director, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

ANNEX: FINANCIAL STATEMENTS

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

China Liaoning Dingxu Ecological Agriculture Development, Inc.

We have audited the accompanying consolidated balance sheets of China Liaoning Dingxu Ecological Agriculture Development, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the twelve month periods then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Liaoning Dingxu Ecological Agriculture Development, Inc. as of December 31, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 18 to the financial statements, the 2011 financial statements have been restated to correct errors in the financial statements.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
May 15, 2013

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	As of	As of
	December 31, 2012	December 31, 2011
		(Restated)
ASSETS

Cash and cash equivalents	21,245	31,863
Inventories	139,915	66,858
Advances to suppliers	148,895	668,172
Other receivables – related parties, net	8,662	-
Other receivables, net	-	5,126
Other current assets	85,914	-
Total Current Assets	404,631	772,019

Property and equipment, net	11,090,729	7,077,202
Construction in progress	1,083,604	1,025,410
Land use right	5,768,262	3,225,474
Prepaid lease for land	879,470	931,448
Total Assets	$19,226,696	$13,031,553

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Account payable	3,729	5,203
Accrued expenses	18,519	560
Other payable	2,879,287	1,272,507
Short-term loan	-	476,122
Due to related parties	5,301,552	3,629,452
Total Current Liabilities	8,203,087	5,383,844

Long term payable	1,548,644	-

Total Liabilities	9,751,731	5,383,844

Stockholders' Equity:

Common stock ($0.001 par value; 75,000,000 shares authorized; 66,450,000 and 66,450,000 shares issued and outstanding at December 31, 2012 and December 31, 2011)	66,450	66,450
Additional paid-in capital	8,215,126	7,860,373
Retained earnings (deficit)	806,192	(603,364)
Accumulated other comprehensive income	296,297	251,661
Non-controlling interests	90,900	72,589

Total Stockholders' Equity	9,474,965	7,647,709

Total Liabilities and Stockholders' Equity	$19,226,696	$13,031,553

See accompanying notes to audited consolidated financial statements

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLARS)

	The year ended	The year ended
	December 31, 2012	December 31, 2011
		(Restated)

NET REVENUES	$8,617,176	$4,429,847

COST OF REVENUES	5,671,829	3,110,058

GROSS PROFIT	2,945,347	1,319,789

OPERATING EXPENSES:
Depreciation and amortization	561,383	151,619
Bad debt	460,530	372,010
General and administrative	466,801	497,367
Total Operating Expenses	1,488,714	1,020,996

INCOME FROM OPERATIONS	1,456,633	298,793

OTHER INCOME (EXPENSE):
Other income	373,843	-
Impairment loss	-	(313,783)
Interest expense	(397,466)	(157,986)
Loss on foreign exchange	(8,081)	-

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	1,424,929	(172,976)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTERESTS	$1,424,929	$(172,976)

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	15,373	(1,670)

NET INCOME (LOSS)	$1,409,556	$(171,306)

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain(loss)	45,087	239,062

LESS: OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	451	2,391

COMPREHENSIVE INCOME	$1,454,192	$65,365

NET INCOME PER COMMON SHARE:
Basic	$0.02	$-
Diluted	$0.02	$-

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	66,450,000	9,256,473
Diluted	66,450,000	9,256,473

See accompanying notes to audited consolidated financial statements

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2012 and 2011
(AMOUNTS EXPRESSED IN US DOLLARS)

	Common Stock		Additional		(Accumulated loss)	Accumulated Other	Total
	Number of		Paid-in	Non-Controlling	Retained	Comprehensive	Stockholders'
	Stocks	Amount	Capital	Interests	Earnings	Income	Equity

Balance, December 31, 2010 (Restated)	5,200,000	5,200	753,465	-	(432,058)	14,990	341,597

Common stock issued for cash at $0.02 per share	1,250,000	1,250	23,750				25,000

Recapitalization	60,000,000	60,000	(60,000)				-

Cash contributed by existing shareholders			6,883,924	69,534			6,953,458

Equipment contributed by existing shareholders			104,209	1,053			105,262

Imputed interest			155,025	1,281			156,306

Net loss				(1,670)	(171,306)		(172,976)
Foreign currency translation adjustment				2,391		236,671	239,062
Balance, December 31, 2011 (Restated)	66,450,000	66,450	7,860,373	72,589	(603,364)	251,661	7,647,709

Imputed interest			354,753	2,487			357,240

Net income				15,373	1,409,556		1,424,929

Foreign currency translation adjustment				451		44,636	45,087
Balance, December 31, 2012	66,450,000	66,450	8,215,126	90,900	806,192	296,297	9,474,965

See accompanying notes to audited consolidated financial statements

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the year Ended
	December 31,
	2012	2011
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	1,409,556	(171,306)
Net income (loss) attributable to non-controlling interests	15,373	(1,670)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt	460,530	372,010
Depreciation and amortization	736,592	222,378
Impairment loss	-	313,783
Imputed interest	357,240	156,306
Changes in assets and liabilities:
Inventories	(73,057)	(66,858)
Other receivables - related parties	(36,693)	-
Other receivables	(362,823)	15,510
Other current assets	(85,914)	-
Prepaid expense	15,255	(1,971,630)
Accounts payable and accrued liabilities	(33,058)	(253,138)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,403,001	(1,384,615)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,649,206)	(6,778,045)
Purchase of software	-	(92,050)
Construction in progress	(58,194)	(1,025,410)
Acquisition of land use right	(1,947,284)	(1,742,672)
NET CASH USED IN INVESTING ACTIVITIES	(3,654,684)	(9,638,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loan	(476,122)	476,122
Proceeds from contribution from existing shareholders	-	6,953,458
Proceeds from share issuances	-	25,000
Proceeds from related parties	1,672,100	3,351,262
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,195,978	10,805,842

EFFECT OF EXCHANGE RATE ON CASH	45,087	239,062

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,618)	22,112

CASH AND CASH EQUIVALENTS - beginning of period	31,863	9,751

CASH AND CASH EQUIVALENTS - end of period	21,245	31,863

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for Interest	40,226	1,680

NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipments contributed by related party	-	105,262
Transfer of construction in progress to fixed assets	-	509,939
Transfer from prepaid expense to fixed assets	491,450	-
Payable incurred due to land use right acquisition	818,522	1,222,048
Payable incurred due to fixed asset acquisition	2,386,445	-

See accompanying notes to audited consolidated financial statements

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

China Liaoning Dingxu Ecological Agriculture Development Inc. (the "Company") was incorporated under the laws of State of Nevada on August 19th, 2010. The Company is primarily engaged in the growing and selling of agriculture products in People’s Republic of China (“PRC”).

On December 12, 2011, the Company entered a Share Exchange Agreement with DingXu BVI Shareholder (Chin Yung Kong) under which the Company issued 60,000,000 shares of common stock to Chin Yung Kong to acquire 100% of the issued and outstanding shares of DingXu BVI.

China Liaoning DingXu Ecological Agriculture Development Co, Ltd., a BVI company (the “DingXu BVI”) was incorporated under the laws of British Virgin Islands on April 15, 2011. Chin Yung Kong was the sole shareholder and director of DingXu BVI.

On July 5, 2011, DingXu BVI formed Panjin Hengrun Biological Technology Development Co, Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Panjin Hengrun”). DingXu BVI owns 99% of the total ownership of Panjing Hengrun.

On November 28, 2011, Panjin Hengrun entered into a set of contractual arrangements with Liaoning Dingxu Ecological Agriculture Development Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China and an affiliated entity of Panjin Hengrun through contractual arrangements (“Liaoning Dingxu”). The contractual arrangements are comprised of a series of agreements, including a Consulting Service Agreement and an Operating Agreement, through which Panjin Hengrun has the right to advise, consult, manage and operate Liaoning Dingxu to collect and own all of Liaoning Dingxu’s net profits and net losses. Additionally, under a Proxy Agreement, the shareholders of Liaoning Dingxu have vested their voting control over Liaoning Dingxu to Panjin Hengrun. In order to further reinforce Panjin Hengrun’s rights to control and operate Liaoning Dingxu. Liaoning Dingxu and its shareholders have granted Panjin Hengrun, under an Option Agreement, the exclusive right and option to acquire all of their equity interests in Liaoning Dingxu, or, alternatively, all of the assets of Liaoning Dingxu. Further, the shareholders of Liaoning Dingxu agreed to pledge all of their rights, titles and interests in Liaoning Dingxu under an Equity Pledge Agreement.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company recroded cash balance of $21,245 and $31,863 for the year ended December 31, 2012 and 2011, respectively. Company did not have cash equivalent as of December 31, 2012 and 2011.

INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using moving weighted average method. Inventories consist of raw materials, finished goods and growing crops. Cost of finished goods comprises direct material and direct production cost based on normal operating capacity.

 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation on property, plant and equipment is calculated on the straight-line method after taking into account their respective estimated residual values over the estimated useful lives of the assets as follows:

Building	20	years

Plant equipment	5-10	years

Office equipment	3-5	years

Vehicles	4	years

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

LAND USE RIGHTS

The Company states land use right at cost less accumulated amortization. The land use right is amortized on straight line method during the contract period.

The Company has land use rights to 24,806 square meters of land. The term of the land use rights is 50 years, starting in March 2011. The land use right in the amount of $579,580 was fully paid during 2011. For the year ended December 31, 2012 and 2011, the Company recorded amortization expense of $11,620 and $8,694, respectively. The Company recorded the land use right net value of $560,664 and $570,886 as of December 31, 2012 and 2011 respectively.

The Company has land use rights to 56,139 square meters of land. The term of the land use rights is 46 years, starting in March 2011. The land use right in the amount of $2,698,027 was not yet fully paid for as of December 31, 2012. Company recorded liabilities related to this land use right in the amount of $491,926 and $1,222,048 as of December 31, 2012 and 2011 respectively. For the year ended December 31, 2012 and 2011, the Company recorded amortization expense of $58,060 and $43,439, respectively. The Company recorded the land use right net value of $2,603,032 and $2,654,588 as of December 31, 2012 and 2011 respectively.

LAND USE RIGHTS (CONTINUED)

The Company has land use rights to 428,214 square meters of land. The term of the land use rights is 18 years, starting in January 2012. For the year ended December 31, 2012, the Company recorded amortization expense of $153,210. The Company recorded the land use right net value of $2,757,776 as of December 31, 2012.  As the land use right was not yet fully paid for as of December 31, 2012, the Company recorded long term liabilities related to this land use right in the amount of $1,548,644 as of December 31, 2012.

LONG TERM PREPAID LEASE

Leases where substantially all the risks and rewards of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases net of any incentives received from the lessor are charged to the consolidated statements of operations on a straight-line basis over the terms of the underlying lease.

The Company records lease payments at cost less accumulated. The Company entered into long term agreements with certain unrelated parties to rent land. The lease payments are recorded as operating lease expenses using the straight line method during the contract period of 20 years. The lease payments for the entire contract period in the amount of $1,030,900 were prepaid during 2011. For the year ended December, 2012 and 2011, the Company recorded lease expense of $54,192 and 50,378, respectively. Company recorded prepaid lease expenses at net, in the amount of$879,470 and 931,448 as of December 31, 2012 and 2011 respectively.

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

The Company currently has no warranty or return policy as all sales are final.

TAXATION

Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC where the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the county of operations.

The Company does not accrue United States income tax since it has no operating income in the United States. The operating subsidiary is organized and located in the PRC and do not conduct any business in the United States.

Enterprise income tax

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the operating subsidiary is exempted from enterprise income tax from 2010 to 2012. Accordingly, the Company statutory rate was 0% and 0% for the year ended December 31, 2012 and 2011, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement, where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

NOTE 3. ADVANCE TO SUPPLIER

Advance to supplier was mainly used to record the advance paid as deposit on equipments and raw materials being purchased. Advance to supplier at December 31, 2012 and 2011 consists of the following:

	December 31, 2012	December 31, 2011
		(Restated)
ShanDong RuiFan Food machinery Co, LTD	$-	$331,699
LanZhou LinMeiKe machine manufacture Co, LTD	27,643	187,394
PanJin JingZe Rice Co, LTD	79,548	79,354
Others	41,704	69,725
	148,895	668,172

NOTE 4. INVENTORIES

Inventories consist of raw materials, finished goods, and growing crops.

Raw materials that were not put into production as of fiscal year end were stated at lower cost or market. Company recorded raw material of $16,781 and $nil as of December 31, 2012 and 2011 respectively.

As fresh mushroom were perishable goods, finished goods consist of dried mushroom at fiscal year end. Company recorded dried mushroom finished goods of $63 and $nil as of December 31, 2012 and 2011 respectively.

Growing crops consist are valued at the lower of cost or market and are deferred and charged to cost of goods sold when the related crop is harvested and sold.  The deferred growing costs included in inventory in the consolidated balance sheets consist primarily of raw material of the crops, direct labor, depreciation of fixed assets used directly in growing, land lease payment for the field used to grow crops, and utilities used in the production site. Cost included in growing crops related to the current crop year.

Inventories at December 31, 2012 and 2011 consists of the following:

	December 31, 2012	December 31, 2011

Raw materials and supplies	$16,781	$2,860
Growing crops	123,071	63,998
Finished goods	63	-
	139,915	66,858

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment at December 31, 2012 and 2011 consists of the following:

	December 31, 2012	December 31, 2011

Building	$11,134,288	$7,104,283
Plant	524,805	29,072
Vehicles	33,372	33,291
Office equipment	73,580	72,298
	11,766,045	7,238,944

Less: Accumulated depreciation	675,316	161,742
Property, plant and equipment, net	11,090,729	7,077,202

For the year ended December 31, 2012 and 2011, the Company recorded depreciation expense of $513,574 and $157,777, respectively.

For the year ended December 31, 2011, the Company recorded impairment loss of $313,783, which included a write off of software in the amount of $92,050 and fixed assets in the amount of $221,733.

NOTE 6. CONSTRUCTION IN PROGRESS

Construction in progress movement for the year ended December 31, 2012 and 2011 as following:

	December 31, 2012	December 31, 2011
The beginning balance:
Greenhouse and Planting structures	$314,400	$509,939
Factory workshop	711,010	-
	1,025,410	509,939
The movement:
Add : Investments during the period	4,088,199	7,619,754
Less: Transfer to fixed assets	(4,030,005)	(7,104,283)
	58,194	515,471
The ending balance:
Greenhouse and Planting structures	354,943	314,400
Factory workshop	728,661	711,010
	1,083,604	1,025,410

NOTE 7. OTHER PAYABLE

Company acquired land use right and engaged contractors to build various factories, outstanding balances due to these third parties were recorded in other payable. Other payable balances as of December 31, 2012 and 2011 consisted the following:

	December 31, 2012	December 31, 2011
Land use right	$491,926	$1,222,048
Factory construction	2,386,445	-
Others	916	50,459
	$2,879,128	$1,272,507

NOTE 8. LOAN PAYABLE

The Company became indebted to Bank of China in December 2011 for $476,122, payable in December 2012, interest at 8.46% per annum. The loan was repaid in full as of December 31, 2012.

For the year ended December 31, 2012 and 2011, the Company recorded interest expense of $40,226 and $1,680, respectively.

NOTE 9. RELATED PARTY TRANSACTIONS

Due to related party: The total amount of due to related parties consisted of the borrowing of the shareholders. The shareholders lent $1,672,100 and $3,351,242 to the company for purchase the land use right to build greenhouse and planting structure in 2012 and 2011, respectively. The balance was $5,301,552 and $3,629,452 as of December 31, 2012 and 2011, respectively. The Company makes payments to shareholders from time to time as the loans are due on demand with no stated term.

Imputed interest: The stockholders lent money without interest to the Company, the interest was valued at $357,240 and $156,306 for the year 2012 and 2011, respectively. The total interest was reflected in the statement of operations as interest expenses in 2012 and 2011 with a corresponding amount recorded as a contribution of paid-in capital.

NOTE 10. COMMON STOCK

During 2011, Company issued 5,200,000 common shares for cash at $0.20 per share.

During 2011, Company received cash contribution from existing shareholders in the amount of $6,953,458.

During 2011, Company received non-cash contribution, equipments to be used in mushroom productions and daily operation, from existing shareholders, in the amount of $105,262. These assets were recorded at their historical cost.

During 2011, Company recorded imputed interest on outstanding due to related party balance in the amount of 156,306

On December 12, 2011, the Company entered a Share Exchange Agreement with DingXu BVI Shareholder (Chin Yung Kong) under which the Company issued 60,000,000 shares of common stock to Chin Yung Kong to acquire 100% of the issued and outstanding shares of DingXu BVI

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. 66,450,000 common shares issued and outstanding at December 31, 2012.

No preferred shares have been authorized or issued. The Company has not granted any stock options and has not recorded any stock-based compensation since inception.

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no other items that required fair value measurement on a recurring basis.

The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities:

Fair Value Measurements at
Balance as of December 31, 2012	Balance as of December 31, 2011	Level 1	Level 2	Level 3

$-	$-	$-	$-	$-

NOTE 13. CONCENTRATION RISK

During 2012, sales to six customers consisted of approximately 94% of Company’s total revenue. Sales to these customers are not made pursuant to a long term agreement, and customers are under no obligation to continue to purchase from the Company. Concentration of customers from largest to smallest is 23%, 20%, 14%, 13%, 13%, and 12%.

During 2011, sales to two customers consisted of approximately 31% of Company’s total revenue. Sales to these customers are not made pursuant to a long term agreement, and customers are under no obligation to continue to purchase from the Company. Concentration of customers are 17% and 14%.

NOTE 14. NON-CONTROLLING INTEREST

Non-controlling interest represents the 1% interest in the subsidiaries. The net income and unrealized foreign currency translation gain attributable to the non-controlling interest were total $15,824 and $721 in the year of 2012 and 2011, respectively. The Company recorded $90,900 and $72,589 non-controlling interest as of December 31, 2012 and 2011, respectively.

NOTE 15. COMMITMENT AND CONTINGENCIES

The Company had a long term payable for the acquisition of land use right. Based on the contract agreement, the future minimum rental payments required for the coming years are as follows:

Years ending December 31:
2019	16,544
2020	153,210
2021	153,210
2022	153,210
2023	153,210
Remaining payments	919,260
Total future minimum payments	$1,548,644

The Company did not have other significant capital commitments, or significant guarantees as of December 31, 2012 and 2011, respectively.

NOTE 16. BUSINESS COMBINATION

On December 12, 2011, the Company entered a Share Exchange Agreement with DingXu BVI Shareholder (Chin Yung Kong) under which the Company issued 60,000,000 shares of common stock to Chin Yung Kong to acquire 100% of the issued and outstanding shares of DingXu BVI.

China Liaoning DingXu Ecological Agriculture Development Co, Ltd., a BVI company (the “DingXu BVI”) was incorporated under the laws of British Virgin Islands on April 15, 2011. Chin Yung Kong was the sole shareholder and director of DingXu BVI.

On July 5, 2011, DingXu BVI formed Panjin Hengrun Biological Technology Development Co, Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Panjin Hengrun”). DingXu BVI owns 99% of the total ownership of Panjing Hengrun.

On November 28, 2011, Panjin Hengrun entered into a set of contractual arrangements with Liaoning Dingxu Ecological Agriculture Development Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China and an affiliated entity of Panjin Hengrun through contractual arrangements (“Liaoning Dingxu”). The contractual arrangements are comprised of a series of agreements, including a Consulting Service Agreement and an Operating Agreement, through which Panjin Hengrun has the right to advise, consult, manage and operate Liaoning Dingxu to collect and own all of Liaoning Dingxu’s net profits and net losses. Additionally, under a Proxy Agreement, the shareholders of Liaoning Dingxu have vested their voting control over Liaoning Dingxu to Panjin Hengrun. In order to further reinforce Panjin Hengrun’s rights to control and operate Liaoning Dingxu. Liaoning Dingxu and its shareholders have granted Panjin Hengrun, under an Option Agreement, the exclusive right and option to acquire all of their equity interests in Liaoning Dingxu, or, alternatively, all of the assets of Liaoning Dingxu. Further, the shareholders of Liaoning Dingxu agreed to pledge all of their rights, titles and interests in Liaoning Dingxu under an Equity Pledge Agreement.

Upon entry of these contractual arrangements, Liaoning Dingxu became the Variable Interest Entities (“VIE”) of Panjin Hengrun pursuant to FIN 46 (R) and Panjin Hengrun was able to carry out business operations through Liaoning Dingxu.

Per ASC-805-50-45,”Transactions Between Entities Under Common Control”, the presentation of the financial statements pertain to financial statements of all consolidating subsidiaries for the period January 1, 2011 through December 31, 2011 for fiscal year 2011, and for the period January 1, 2012 through December 31, 2012 for fiscal year 2012.

NOTE 17. SUBSEQUENT EVENTS

On January 8, 2013, majority shareholder, Chin Yung Kong cancelled 20,000,000 common shares.

NOTE 18. RESTATEMENT OF THE YEAR ENDED DECEMBER 31, 2011

The Company has restated its annual financial statements from amounts previously reported for the year ended December 31, 2011.

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2011

	Dec. 31, 2011 ( As reported)	Adjustment		As restated
ASSETS
Cash and cash equivalents	709,812	(677,949)	(a)	31,863
Inventories	2,862	63,996	(b)	66,858
Advances to suppliers	1,040,182	(372,010)	(c)	668,172
Other receivables, net	20,997	(15,871)	(d)	5,126
Total Current Assets	1,773,853	(1,001,834)		772,019

Property and equipment, net	4,743,710	2,333,492	(e)	7,077,202
Construction in progress	3,704,607	(2,679,197)	(e)	1,025,410
Land use right	3,225,474	-		3,225,474
Prepaid lease for land	999,927	(68,479)	(f)	931,448
Total Assets	$14,447,571	$(1,416,018)		$13,031,553

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Account payable	-	5,203	(g)	5,203
Accrued expenses	-	560	(g)	560
Short-term loan	476,122	-	(g)	476,122
Other payables	1,267,642	4,865	(g)	1,272,507
Due to related parties	4,186,537	(557,085)	(a)	3,629,452
Total Liabilities	5,930,301	(546,457)		5,383,844

Stockholders' Equity:
Common stock ($0.001 par value; 75,000,000 shares authorized; 66,450,000 shares issued and outstanding at December 31, 2011)	66,450	-		66,450
Additional paid-in capital	7,659,544	200,829	(h)	7,860,373
Statutory reserve	57,805	(57,805)	(i)	-
Retained earnings	479,420	(1,082,784)	(j)	(603,364)
Accumulated other comprehensive income	254,052	(2,391)	(k)	251,661
Non-controlling interests	-	72,589	(k)	72,589
Total Stockholders' Equity	8,517,271	(869,562)		7,647,709
		-
Total Liabilities and Stockholders' Equity	$14,447,572	$(1,416,019)		$13,031,553

CONSOLIDATED STATEMENT OF OPERATION AS OF DECEMBER 31, 2011

	Dec. 31, 2011 (As reported)	Adjustments		Restated

NET REVENUES	$4,429,847	$-		$4,429,847

COST OF REVENUES	2,912,226	197,832	(l)	3,110,058

GROSS PROFIT	1,517,621	(197,832)		1,319,789

OPERATING EXPENSES:
Depreciation and amortization	203,545	(51,926)	(e)	151,619
Bad debt	-	372,010	(c)	372,010
General and administrative	509,445	(12,078)	(l)	497,367

Total Operating Expenses	712,990	308,006		1,020,996

INCOME FROM OPERATIONS	804,631	(505,838)		298,793

OTHER INCOME(EXPENSE):
Other income	105,262	(105,262)	(h)	-
Impairment loss	-	(313,783)	(m)	(313,783)
Interest expense	(1,680)	(156,306)	(h)	(157,986)

INCOME BEFORE PROVISION FOR INCOME TAX	908,213	(1,081,189)		(172,976)

PROVISION FOR INCOME TAXES	-	-		-

NET INCOME (EXPENSE) BEFORE NON-CONTROLLING INTERESTS	$908,213	$(1,081,189)		$(172,976)

LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	-	(1,670)	(k)	(1,670)

NET INCOME (LOSS)	$908,213	$(1,079,519)		$(171,306)

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain(loss)	256,443	(17,381)	(k)	239,062

LESS: OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	$-	$2,391	(k)	$2,391

COMPREHENSIVE INCOME	$1,164,656	$(1,099,291)		$65,365

NET INCOME PER COMMON SHARE:
Basic	$0.10			$-
Diluted	$0.10			$-

WEIGHTED AVERAGE COMMON SHARES :
Basic	9,256,473			9,256,473
Diluted	9,256,473			9,256,473

a. Company has recorded repayment to shareholder as of December 31, 2011. An adjustment was recorded to reflect this payment.

b. Company has determined that growing crops inventory as of December 31, 2011 was included in cost of revenue. An adjustment was recorded to reclassify a portion of growing crops inventory from cost of revenue to inventory.

c. Company has determined that a portion of advances to raw material supplies were not collectible as of December 31, 2011. An adjustment was recorded to write off these assets.

d. Company has determined that a portion of receivable was related to payment made to contractor for building construction.

e. Company has determined that certain construction projects were completed during 2011, but didn’t get reclassified to fixed assets and were not depreciated properly. An adjustment was recorded to appropriately reflect the assets placed into use from the construction in progress account.

f. Company has determined the lease commenced on January 1, 2010, but prepaid expenses for the lease did not reflect amortization of the lease payment for fiscal year 2010 and for the period January 1, 2011 – April 30, 2011. An adjustment was recorded to reflect this amortization.

g. Company has reclassified other payables into accounts payable, accrued expenses, and other payable for appropriate presentation.

h. Company has determined that certain equipments were contributed by existing shareholders. Company also has determined that imputed interest was necessary on outstanding balance due to related parties. Adjustments were recorded to reflect these changes.

i. Company has determined that statutory reserve was not necessary for consolidating financial statement presentation and has reflected this change.

j. This adjustment pertains to the net effect of adjustments that impact profit and loss.

k. Company has determined that non-controlling interest held 1% interest in the subsidiaries, Panjin Hengrun Bilogical Technology Development Co., Ltd. and Liaoning DingXu Ecological Agriculture Development Co., Ltd. and the financial statements have been adjusted to reflect this non-controlling interest.

l. Company has determined certain direct cost was omitted and/or recorded in operating expenses and this error was corrected by recording an adjustment.

m. Company has determined that certain software technology was obsolete during 2011, and certain fixed assets were impaired.