Form 10-K/A
period 2012-12-31
China Liaoning Dingxu Ecological Agriculture Development, Inc.
filed 2013-05-17
CIK 1501958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to China Liaoning Dingxu Ecological Agriculture Development, Inc. 's Form 10-K (the “Report”) for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on May 15, 2013, is to furnish Exhibit 101 to the Report in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Report formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Report. This Amendment No. 1 to the Report does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Report.

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

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC.

Date: May 17, 2013	By:	/s/ Chin Yung Kong
President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 17, 2013	By:	/s/ Chin Yung Kong
Director, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

3