Form 10-Q
period 2013-03-31
China Liaoning Dingxu Ecological Agriculture Development, Inc.
filed 2013-05-20
CIK 1501958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 46,450,000 Shares of Common Stock, as of March 31, 2013 and May 17, 2013.

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

ITEM 1. FINANCIAL STATEMENTS

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	As of	As of
	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

Cash and cash equivalents	518,229	21,245
Inventories	76,368	139,915
Advances to suppliers	150,446	148,895
Other receivables – related parties, net	-	8,662
Other current assets	86,700	85,914
Total Current Assets	831,743	404,631

Property and equipment, net	10,959,310	11,090,729
Construction in progress	1,086,475	1,083,604
Land use right	5,723,972	5,768,262
Prepaid lease for land	868,337	879,470
Total Assets	$19,469,837	$19,226,696

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Account payable	3,738	3,729
Accrued expenses	17,495	18,519
Other payable	1,516,021	2,879,287
Due to related parties	5,292,608	5,301,552
Total Current Liabilities	6,829,862	8,203,087

Long term payable	1,548,644	1,548,644

Total Liabilities	8,378,506	9,751,731

Stockholders' Equity:

Common stock ($0.001 par value; 75,000,000 shares authorized; 46,450,000 and 66,450,000 shares issued and outstanding at March 31, 2013 and December 31, 2012)	46,450	66,450
Additional paid-in capital	8,340,410	8,215,126
Retained earnings	2,264,093	806,192
Accumulated other comprehensive income	333,374	296,297
Non-controlling interests	107,004	90,900

Total Stockholders' Equity	11,091,331	9,474,965

Total Liabilities and Stockholders' Equity	$19,469,837	$19,226,696

See accompanying notes to unaudited consolidated financial statements

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLARS)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited and Restated)

NET REVENUES	$3,348,006	$1,705,928

COST OF REVENUES	1,535,050	1,401,862

GROSS PROFIT	1,812,956	304,066

OPERATING EXPENSES:
Depreciation and amortization	174,038	145,342
General and administrative	59,842	177,519
Total Operating Expenses	233,880	322,861

INCOME FROM OPERATIONS	1,579,076	(18,795)

OTHER INCOME (EXPENSE):
Other income	-	353,475
Interest expense	(106,043)	(99,312)

INCOME BEFORE PROVISION FOR INCOME TAX	1,473,033	235,368

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTERESTS	$1,473,033	$235,368

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	15,132	2,663

NET INCOME (LOSS)	$1,457,901	$232,705

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain(loss)	37,391	(22,127)

LESS: OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	314	(220)

COMPREHENSIVE INCOME	$1,494,978	$210,798

NET INCOME PER COMMON SHARE:
Basic	$0.03	$-
Diluted	$0.03	$-

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	48,005,556	66,450,000
Diluted	48,005,556	66,450,000

See accompanying notes to unaudited consolidated financial statements

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited and Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	1,457,901	232,705
Net income attributable to non-controlling interests	15,132	2,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	218,792	248,064
Imputed interest	105,942	89,310
Changes in assets and liabilities:
Account receivables	-	(256,734)
Inventories	63,547	38,939
Other receivables – related parites	8,662	-
Other current assets	(786)	-
Prepaid expense	9,582	602,650
Accounts payable and accrued liabilities	(1,410,235)	(615,945)
NET CASH PROVIDED BY OPERATING ACTIVITIES	468,537	341,652

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(18,907)
Construction in progress	-	(39,718)
Acquisition of land use right	-	(1,207,442)
NET CASH USED IN INVESTING ACTIVITIES	-	(1,266,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loan	-	(1,326)
Proceeds from related parties	-	2,107,838
Repayment to related parties	(8,944)	-
NET CASH PROVIDED BY(USD IN) FINANCING ACTIVITIES	(8,944)	2,106,512

EFFECT OF EXCHANGE RATE ON CASH	37,391	(22,127)

NET INCREASE IN CASH AND CASH EQUIVALENTS	496,984	1,159,970

CASH AND CASH EQUIVALENTS - beginning of period	21,245	31,863

CASH AND CASH EQUIVALENTS - end of period	518,229	1,191,833

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for Interest	-	10,001
Cancellation of common shares by shareholder	20,000

NON-CASH INVESTING ACTIVITIES
Payable incurred due to land use right acquisition	-	1,548,644

See accompanying notes to unaudited consolidated financial statements

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company recroded cash balance of $518,229 and $21,245 as of March 31, 2013 and December 31, 2012, respectively. Company did not have cash equivalent as of March 31, 2013 and December 31, 2012.

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

The Company has land use rights to 24,806 square meters of land. The term of the land use rights is 50 years, starting in March 2011. The land use right in the amount of $579,580 was fully paid during 2011. For the three months ended March 31, 2013 and 2012, the Company recorded amortization expense of $2,913 and $2,901, respectively. The Company recorded the land use right net value of $559,236 and $560,664 as of March 31, 2013 and December 31, 2012 respectively.

The Company has land use rights to 56,139 square meters of land. The term of the land use rights is 46 years, starting in March 2011. The land use right in the amount of $2,698,027 was not yet fully paid for as of December 31, 2012 and was fully paid as of March 31,2013. Company recorded liabilities related to this land use right in the amount of $nil and $491,926 as of March 31, 2013 and December 31, 2012 respectively. For the three months ended March 31, 2013 and 2012, the Company recorded amortization expense of $14,553 and $14,495, respectively. The Company recorded the land use right net value of $2,595,372 and $2,603,032 as of March 31, 2013 and December 31, 2012 respectively.

The Company has land use rights to 428,214 square meters of land. The term of the land use rights is 18 years, starting in January 2012. The Company recorded amortization expense of $38,404 and $38,303 for the three months ended March 31, 2013 and 2012 respectively. The Company recorded the land use right net value of $2,569,364 and $2,757,776 as of March 31, 2013 and December 31, 2012 respectively. As the land use right was not yet fully paid for as of March 31, 2013, the Company recorded long term liabilities related to this land use right in the amount of $1,548,644 as of March 31, 2013 and December 31, 2012 respectively.

LONG TERM PREPAID LEASE

Leases where substantially all the risks and rewards of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases net of any incentives received from the lessor are charged to the consolidated statements of operations on a straight-line basis over the terms of the underlying lease.

The Company records lease payments at cost less accumulated. The Company entered into long term agreements with certain unrelated parties to rent land. The lease payments are recorded as operating lease expenses using the straight line method during the contract period of 20 years. The lease payments for the entire contract period in the amount of $1,030,900 were prepaid during 2011. For the three months ended March 31, 2013 and 2012, the Company recorded lease expense of $13,643 and $13,588, respectively. Company recorded prepaid lease expenses at net, in the amount of $868,337 and $879,470 as of March 31, 2013 and December 31, 2012 respectively.

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

Enterprise income tax

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the operating subsidiary is exempted from enterprise income tax from 2010 to 2012 and sequentially exempted from enterprise income tax

TAXATION (CONTINUED)

from 2013 to 2015. Accordingly, the Company statutory rate was 0% and 0% for the three months ended March 31, 2013 and 2012, respectively.

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

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the Company is exempted from VAT from 2010 to 2012 and sequentially exempted from VAT from 2013 to 2015.

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

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

NOTE 3. ADVANCE TO SUPPLIER

Advance to supplier was mainly used to record the advance paid as deposit on equipments and raw materials being purchased. Advance to supplier at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012

LanZhou LinMeiKe machine manufacture Co, LTD	$27,716	$27,643
PanJin JingZe Rice Co, LTD	79,759	79,548
Others	42,971	41,704
	150,446	148,895

NOTE 4. INVENTORIES

Inventories consist of raw materials, finished goods, and growing crops.

Raw materials that were not put into production as of period end were stated at lower cost or market. Company recorded raw material of $56,538 and $16,781 as of March 31, 2013 and December 31, 2012, respectively.

Finished goods consisted of dried mushroom and rice that was purchased from third parties as of March 31, 2013. Company recorded dried mushroom finished goods of $64 and $63 as of March 31, 2013 and December 31, 2012, respectively. Company recorded rice inventories of $18,450 and $nil as of March 31, 2013 and December 31, 2012 respectively.

Growing crops are valued at the lower of cost or market and are deferred and charged to cost of goods sold when the related crop is harvested and sold.  The deferred growing costs included in inventory in the consolidated balance sheets consist primarily of raw material of the crops, direct labor, depreciation of fixed assets used directly in growing, land lease payment for the field used to grow crops, and utilities used in the production site. Cost included in growing crops related to the current crop year.

NOTE 4. INVENTORIES (CONTINUED)

Inventories at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012

Raw materials and supplies	$56,538	$16,781
Growing crops	1,316	123,071
Finished goods	18,514	63
	76,368	139,915

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012

Building	$11,163,773	$11,134,288
Plant	526,214	524,805
Vehicles	33,460	33,372
Office equipment	73,777	73,580
	11,797 ,224	11,766,045

Less: Accumulated depreciation	837,914	675,316
Property, plant and equipment, net	10,959,310	11,090,729

For the three months ended March 31, 2013 and 2012, the Company recorded depreciation expense of $162,598 and $192,221, respectively.

NOTE 6. CONSTRUCTION IN PROGRESS

Construction in progress movement for the three months ended March 31, 2013 and the year ended December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
The beginning balance:
Greenhouse and Planting structures	$354,943	$314,400
Factory workshop	728,661	711,010
	1,083,604	1,025,410
The movement:
Add : Investments during the period	-	4,088,199
Unrealized foreign currency translation gain	2,871
Less: Transfer to fixed assets	-	(4,030,005)
	2,871	58,194
The ending balance:
Greenhouse and Planting structures	355,884	354,943
Factory workshop	730,591	728,661
	1,086,475	1,083,604

NOTE 7. OTHER PAYABLE

Company acquired land use right and engaged contractors to build various factories, outstanding balances due to these third parties were recorded in other payable. Other payable balances as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012

Land use right	$-	$491,926
Factory construction	1,515,417	2,386,445
Others	604	916
	1,516,021	2,879,128

NOTE 8. LOAN PAYABLE

The Company became indebted to Bank of China in December 2011 for $476,122, payable in December 2012, interest at 8.46% per annum. The loan was repaid in full as of December 31, 2012.

For the three months ended March 31, 2013 and 2012, the Company recorded interest expense of nil and $10,001, respectively.

NOTE 9. RELATED PARTY TRANSACTIONS

Due to related party: The total amount of due to related parties consisted of the borrowing of the shareholders. The balance was $5,292,608 and $5,301,552 as of March 31, 2013 and December 31, 2012, respectively. The Company makes payments to shareholders from time to time as the loans are due on demand with no stated term.

Imputed interest: The stockholders lent money without interest to the Company, the interest was valued at $105,942 and $89,311 for the three months ended March 31, 2013 and 2012, respectively. The total interest was reflected in the statement of operations as interest expenses in the three months ended March 31, 2013 and 2012 with a corresponding amount recorded as a contribution of paid-in capital.

NOTE 10. COMMON STOCK

During the three months ended March 31, 2013 and 2012, Company recorded imputed interest on outstanding due to related party balance in the amount of $105,942 and $89,310, respectively.

On January 8, 2013, majority shareholder, Chin Yung Kong cancelled 20,000,000 common shares.

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. 46,450,000 and 66,450,000 common shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively. No preferred shares have been authorized or issued. The Company has not granted any stock options and has not recorded any stock-based compensation since inception.

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities:

Balance as of	Balance as of	Fair Value Measurements at
March 31, 2013	December 31, 2012	Level 1	Level 2	Level 3

$-	$-	$-	$-	$-

NOTE 14. NON-CONTROLLING INTEREST

Non-controlling interest represents the 1% interest in the subsidiaries. The net income and unrealized foreign currency translation gain attributable to the non-controlling interest were total $15,446 and $2,442 in the three months ended March 31, 2013 and 2012, respectively. The Company recorded $107,004 and $90,900 non-controlling interest as of March 31, 2013 and December 31, 2012, respectively.

NOTE 15. COMMITMENT AND CONTINGENCIES

The Company had a long term payable for the acquisition of land use right. Based on the contract agreement, the future minimum rental payments required for the coming years are as follows:

Years ending December 31:
2019	16,544
2020	153,210
2021	153,210
2022	153,210
2023	153,210
Remaining payments	919,260
Total future minimum payments	$1,548,644

The Company did not have other significant capital commitments or significant guarantees as of March 31, 2013.

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

Per ASC-805-50-45,”Transactions Between Entities Under Common Control”, the presentation of the financial statements pertain to financial statements of all consolidating subsidiaries for the period January 1, 2012 through December 31, 2012 for fiscal year 2012, January 1, 2012 through

March 31, 2012 for the first three month of 2012, and for the period January 1, 2013 through March 31, 2013 for first three months of 2013.

NOTE 17. RESTATEMENT OF THE PERIOD ENDED MARCH 31, 2012

The Company has restated its financial statements from amounts previously reported for the first three months ended March 31, 2012.

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2012

	Mar 31, 2012 ( As reported)	Adjustment		As restated
ASSETS
Cash and cash equivalents	1,203,724	(11,891)	(a)	1,191,833
Inventories	10,023	17,896	(b)	27,919
Advances to suppliers	81,844	-		81,844
Other receivables, net	334,249	(72,389)	(c)	261,860
Total Current Assets	1,629,840	(66,384)		1,563,456

Property and equipment, net	4,655,930	2,247,958	(d)	6,903,888
Construction in progress	5,871,741	(2,999,913)	(d)	2,871,828
Land use right	3,199,161	1,510,341	(e)	4,709,502
Prepaid lease for land	983,605	(68,479)	(f)	915,126
Total Assets	$16,340,277	$623,523		$16,963,800

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Other payables	1,263,752	(10,943)	(g)	1,252,809
Short-term loan	474,796	-		474,796
Due to related parties	5,634,908	102,382	(g)	5,737,290
Total Current Liabilities	7,373,456	91,439		7,464,895

Long term payable	-	1,548,644	(e)	1,548,644

Total Liabilities	7,373,456	1,640,083		9,013,539

Stockholders' Equity:
Common stock ($0.001 par value; 75,000,000 shares authorized; 66,450,000 shares issued and outstanding at March 31, 2012)	66,450	-		66,450
Additional paid-in capital	7,659,544	289,518	(h)	7,949,062
Statutory reserve	122,910	(122,910)	(i)	-
Retained earnings	885,899	(1,256,557)	(j)	(370,658)
Accumulated other comprehensive income	232,018	(2,264)	(k)	229,754
Non-controlling interests	-	75,653	(k)	75,653

Total Stockholders' Equity	8,966,821	(1,016,560)		7,950,261
		-
Total Liabilities and Stockholders' Equity	$16,340,277	$623,523		$16,963,800

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE IMCOM AS OF MARCH 31, 2012

	Mar 31, 2012 (As reported)	Adjustments		Restated

NET REVENUES	$1,705,928	$-		$1,705,928

COST OF REVENUES	1,308,469	93,393	(l)	1,401,862

GROSS PROFIT	397,459	(93,393)		304,066

OPERATING EXPENSES:
Depreciation and amortization	105,968	39,374	(d)	145,342
General and administrative	163,381	14,138	(g)	177,519

Total Operating Expenses	269,349	53,512		322,861

INCOME FROM OPERATIONS	128,110	(146,905)		(18,795)

OTHER INCOME(EXPENSE):
Other income	353,475	-		353,475
Interest expense	(10,001)	(89,311)	(h)	(99,312)

INCOME BEFORE PROVISION FOR INCOME TAX	471,584	(236,216)		235,368

PROVISION FOR INCOME TAXES	-	-		-

NET INCOME (EXPENSE) BEFORE NON-CONTROLLING INTERESTS	$471,584	$(236,216)		$235,368

LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	-	2,663	(k)	2,663

NET INCOME (LOSS)	$471,584	$(238,879)		$232,705

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain(loss)	(22,034)	(93)	(m)	(22,127)

LESS: OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	$-	$(220)	(k)	$(220)

COMPREHENSIVE INCOME	$449,550	$(238,752)		$210,798

NET INCOME PER COMMON SHARE:
Basic	$0.01			$0.00
Diluted	$0.01			$0.00

WEIGHTED AVERAGE COMMON SHARES :
Basic	66,450,000			66,450,000
Diluted	66,450,000			66,450,000

a. Company has determined that bridge construction that was completed and fully paid in 2010, and recorded adjustment to reflect this payment.

b. Company has determined that growing crops inventory as of March 31, 2012 was included in cost of revenue. An adjustment was recorded to reclassify a portion of growing crops inventory from cost of revenue to inventory.

c. Company has determined that a portion of prepaid expense in other receivable which should be expensed. An adjustment was recorded to write off these assets.

d. Company has determined that certain construction projects were completed during 2011, but didn’t get reclassified to fixed assets and were not depreciated properly. An adjustment was recorded to appropriately reflect the assets placed into use from the construction in progress account.

e. Company recorded the payment portion of the purchased land use right in 2012. An adjustments was recorded to reflect the unpaid portion.

f. Company has determined the lease commenced on January 1, 2010, but prepaid expenses for the lease did not reflect amortization of the lease payment for fiscal year 2010 and for the period January 1, 2011 – April 30, 2011. An adjustment was recorded to reflect this amortization.

g. Company has reclassified a portion of other payables into due to related party. Company also has recorded omitted expenses that were paid by related parties on behalf of the Company.

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

m. Company has recorded adjustment related foreign currency exchange.

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

We mainly produce and sell two types of products:

(1)
Fresh mushrooms. We grow fresh mushrooms in our greenhouse and sell them to markets. Our fresh mushrooms include oyster mushroom, king oyster mushroom, king trumpet mushroom, and button mushroom. The revenues from the sales of fresh mushrooms constitute approximately 62% and 53% of our total revenues in the first three months of 2013 and 2012, respectively.

(2)
Mushroom crops and mushroom seeds. The revenues from the sales of mushroom crops and mushroom seeds approximately 11% and 47% of our total revenues in the first three months of 2013 and 2012, respectively.

(3)
As the manufacture workshop completed in 2012, the Company began to produce the dried mushroom from fourth quarter in 2012. The revenues from the sales of dried mushroom approximately 27% of our total revenues in the first three months of 2013.

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

Upon entry of these contractual arrangements, Liaoning Dingxu became the Variable Interest Entities (“VIE”) of Panjin Hengrun pursuant to FIN 46(R) and Panjin Hengrun was able to carry out business operations through Liaoning Dingxu.

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

Financial condition as of March 31, 2013 and December 31, 2012

The following table presents an overview of assets, liabilities and shareholders’ equity as of March 31, 2013 and December 31, 2012.

March 31,	December31,	Increase
2013	2012	(decrease)

Current assets
Cash	518,229	21,245	496,984

Other Receivables	-	8,662	(8,662)

Advance to suppliers	150,446	148,895	1,551

Inventory	76,368	139,915	(63,547)

Other current assets	86,700	85,914	786

Total current assets	831,743	404,631	427,112

Non-current assets

Property, plant and equipment - net of accumulated depreciation	10,959,310	11,090,729	(131,419)

Construction in progress	1,086,475	1,083,604	2,871

Land use rights	5,723,972	5,768,262	(44,290)

Long term prepaid lease	868,337	879,470	(11,133)

Total non-current assets	18,638,094	18,822,065	(183,971)

Total assets	19,469,837	19,226,696	243,141

Current liabilities

Account payable	3,738	3,729	9

Accrued expenses	17,495	18,519	(1,024)

Other payables	1,516,021	2,879,287	(1,363,426)

Due to Related Parties	5,292,608	5,301,552	(8,944)

Total current assets	6,829,862	8,203,087	(1,373,385)

Long term payable	1,548,644	1,548,644	160

Total liabilities	8,378,506	9,751,731	(1,373,225)

Shareholders’ liabilities

Common stock	46,450	66,450	(20,000	)-

Paid-in capital	8,340,410	8,215,126	125,284

Retained earnings	2,264,093	806,192	1,457,901

Accumulated comprehensive income - foreign currency	333,374	296,297	37,077

Non-controlling interests	107,004	90,900	16,104

Total shareholders’ equity of the Company	11,091,331	9,474,965	1,616,366

Total liabilities and shareholders’ equity	19,469,837	19,226,696	243,141

Liquidity and Capital Resources:

To date, our operations have been funded by contributions to “due to related parties” and the net cash provided by our fast developing operations. As a result, at March 31, 2013 we had $831,743 current assets, and $6,829,862 current liabilities mainly consisted of the $1,515,417 Factory seed cultivation workshop constructing payment, the $5,292,608 due to related party and others. We had working capital deficit of $5,998,119 as of March 31, 2013, which contains liquidity risk for the coming period. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. For the due to related party, the shareholders promise that they would not demand repayment from the Company with in next fiscal year.

We believe that our operation would have fast development in future which would provide sufficient net cash to fund our business. During the three months ended March 31, 2013, we got a net profit $1,473,033 and our operating activities provided $468,537 in net cash. Over the long term, our expectation is to see a trend of growing sales for our mushroom series products, including fresh mushrooms, dried mushroom and mushroom crops and seeds, resulting from the improving of general agriculture industry, improving of the planting skills and the quality of our products, and the continuing encouragement from local government. As we continue to invest to develop our mushroom planting greenhouse and structures, and factory workshop, the categories and total quantities of our products will be much higher than we produce now.

Assets:

1. Inventory

The balance at the end of this period consisted of raw materials, growing crops and finished goods.

Inventories at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012

Raw materials and supplies	$56,538	$16,781
Growing crops	1,316	123,071
Finished goods	18,514	63
	76,368	139,915

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

Property, Plant and Equipment consists of the following:

	March 31, 2013		December 31, 2012
	USD		USD
Building	a	$11,163,773	11,134,288
Plant equipment	b	526,214	524,805
Vehicles	c	33,460	33,372
Office equipment	d	73,777	73,580
Less: Accumulated depreciation	e	837,914	675,316
Property, plant and equipment, net		10,959,310	11,090,729
Construction in progress	f	1,086,475	1,083,604
Total property, plant & equipment		12,045,785	12,174,333

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

e. For the three months ended March 31, 2013 and 2012, the Company recorded depreciation expense of $162,598 and $192,221, respectively.

f. The detailed information of the construction projects in progress which was not yet transfer to fixed assets is as below:

	March 31, 2013	December31, 2012
	USD	USD

Factory workshop	730,591	728,661
Greenhouse and Planting structures	355,884	354,943
Total amount of Construction In Progress	1,086,475	1,083,604

3. Land use right

The Company states land use rights at cost less accumulated amortization. The land use right was used to build up greenhouse and planting structures, manufacturing workshop and other buildings. As of March 31, 2013 and December 31, 2012, the net values of land use rights are $5,723,972 and $5,768,262, respectively.

The land use rights are amortized using the straight line method during the contract period. For the three months ended March 31, 2013 and 2012, amortization expense amounted to $55,870 and $55,699, respectively.

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

Lease expense of $13,643 and $13,588 were recorded for the three months ended March 31, 2013 and 2012.

Liabilities:

5. Short-term loan

The Company became indebted to Bank of China in December 2011 for $476,122, payable in December 2012, interest at 8.46% per annum. The loan was repaid in full as of December 31, 2012.

For the three months ended March 31, 2013 and 2012, the Company recorded interest expense of nil and $10,001, respectively.

6. Other payables

The balance at the end of this period mainly consisted of the $1,515,417 Factory seed cultivation workshop construction payment and others. The Company made payments to the seller of the land use right and to contractor for factory construction during the first quarter of 2013, which resulted in the decrease of other payables balance.

7. Due to related parties

The total amount of due to related parties consisted of the borrowing of the shareholders. The balance was $5,292,608 and $5,301,552 as of March 31, 2013 and December 31, 2012, respectively.

The stockholders lent money without interest to the Company, the interest was valued at $105,942 and $89,311 for the three months ended March 31, 2013 and 2012, respectively. The total of interest was reflected in the statement of operations as interest expenses in the three months ended March 31, 2013 and 2012 with a corresponding amount recorded as a contribution of paid-in capital.

8. Long term payable

The Company had a long term payable for the acquisition of land use right. Based on the contract agreement, the future minimum rental payments required for the coming years are as follows:

Years ending December 31:
2019	16,544
2020	153,210
2021	153,210
2022	153,210
2023	153,210
Remaining payments	919,260
Total future minimum payments	$1,548,644

Shareholders’ equity

9. Additional paid-in capital

Additional paid-in capital increased from the imputed interest was necessary on outstanding balance due to related parties and the cancelled shares reclassified to additional paid-in capital.

10. Retain earnings

The retain earnings increased from net profit in the first quarter of 2013.

Results of Operations for the three months ended March 31, 2013 and 2012

The following table presents an overview of our results of operation for the three months ended March 31, 2013 and 2012.

			Increase
	2013	2012	(decrease)

Total revenue	3,348,006	1,705,928	1,642,078
Total cost of revenue	(1,535,050)	(1,401,862)	(133,188)
Gross profit	1,812,956	304,066	1,508,890
General and administrative	(59,842)	(177,519)	117,677
Depreciation and amortization	(174,038)	(145,342)	(28,696)
Income from operations	1,579,076	(18,795)	1,597,871
Other income	-	353,475	373,843
Interest expense	(106,043)	(99,312)	(239,480)
Income before income taxes	1,473,033	235,368	1,237,665
Income taxes	-	-	-
Net income	1,473,033	235,368	1,237,665

1. Revenue

The following table sets forth the breakdown of our revenue for the three months ended March 31, 2013 and 2012, respectively:

	2013		2012
	USD	%	USD	%

Fresh mushrooms sales	2,080,603	62.14%	904,349	53.01%
Mushroom crops and seeds sales	347,469	10.38%	801,579	46.99%
Dried mushroom	919,934	27.48%	-	-
Total revenue	3,348,006	100%	1,705,928	100%

Sales revenue is recognized at the date of shipment from the Company’s facilities to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, ownership has passed, no other significant obligations of the Company exist and collectability is reasonably assured.

We derived our revenues predominantly from sales of our fresh mushrooms, mushroom crops and seeds and dried mushroom. For the three months ended March 31, 2013 and 2012, revenues from sales of our fresh mushrooms sales were $2,080,603 and $904,349 respectively representing an increase of $1,176,254. Revenues from sales of our mushroom crops and seeds were $347,469 and $801,579 for the three months ended March 31, 2013 and 2012 respectively, which indicated $454,110 decrease. Revenues from sales of our dried mushroom were 919,934 for the three months ended March 31, 2013, which also resulted in a sales increase.

The increase of the fresh mushroom and dried mushroom was primarily due to the increase of the sales volume and price. To be specific, the increase in our revenue was attributable to the following reasons:

a.	As most of the greenhouse and planting structures under construction are completed in second half of 2012, productions in the first quarter of 2013 was higher than that in the same period of 2012.

b.
The company got the Organic products identification by the authorized government institution in the fourth quarter of 2012, the fresh mushroom price increased significantly, which resulted in a sales increase.

c.
As the manufacture workshop completed in 2012, the Company began to produce the dried mushroom in the fourth quarter of 2012. Dried mushroom production was further expanded during the first quarter of 2013.

We expect to see a trend of growing sales for our mushroom series products, including fresh mushroom dried mushroom, resulting from the growing of the market, improving of general agriculture industry, improving of the planting skills and the quality of our products, and the continuing encouragement from local government.

The decrease of the mushroom crops and seeds sales was primarily due to the business model changed. The business model was cooperation with local farmers and farming organizations. The company sold mushroom crops and seeds to local farmers and farming organization and purchased the fresh mushroom from them and sold out. As most of the greenhouse and planting structures under construction were completed, the company increased production of the fresh mushroom by themselves, the mushroom crops and seeds were used to product fresh mushroom instead of selling out, which result in decrease of the mushroom crops and seeds sales.

2. Cost of revenue

The following table presents a breakdown of our cost of revenue of fresh mushrooms , mushroom crops and seeds and dried mushrooms for the three months ended March 31, 2013 and 2012.

	2013	2012
	USD	USD

Cost of fresh mushrooms sales	1,215,048	762,545

Cost of mushroom crops and seeds sales	150,066	639,317

Cost of dried mushrooms sales	169,936	-

Total	1,535,050	1,401,862

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

3. Gross profit

The following table presents the gross profit of our businesses for the three months ended March 31, 2013 and 2012:

	2013		2012
	Gross	Gross	Gross	Gross
Production Category	Profit	Margin	Profit	Margin
	USD	%	USD	%

Fresh mushrooms sales	865,555	41.60%	141,804	15.68%

Mushroom crops and seeds sales	197,403	56.81%	162,262	20.24%

Dried Mushroom sales	758,033	81.53%	-	-

Total gross profit	1,812,956		304,066

Gross profit from our mushroom growing business increased by $ 1,508,890 for the three months ended March 31, 2013 compared to the same period of 2012. The increase was a primary result from cumulative effect of our business development and sales volume increase. The gross margin of our fresh mushrooms and mushroom crops and seeds increased because that we began to produce the fresh mushroom and mushroom seeds instead of purchasing from third parties as the most of the green house and the mushroom seed cultivation workshop completed in the fourth quarter of 2012, which reduced our cost a lot and improved our gross margin. In addition, the dried mushroom, the purpose of which is usually used as gift, have large added value and high gross margin.

4. Depreciation and amortization

For the three months ended March 31, 2013, our Depreciation and amortization were $174,038, representing an increase of $28,696, as compared to that for the period of 2012. The increase was primarily a result of increased in fixed assets during second half of the year 2012.

5. Other income

Other income is used to record the company’s non operating income, such as government grant. For the three months ended March 31, 2012, the other income included the USD $353,475 from the government grant for encourage developing local agriculture. The Company did not receive any government grant for the three months ended March 31, 2013.

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

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the Operating subsidiary is exempted from corporate income tax from 2010 to 2012 and sequentially exempted from enterprise income tax from 2013 to 2015. Accordingly, the Company statutory rate was 0% and 0% for the three months ended March 31, 2013 and 2012, respectively.

Cash flow for the three months ended March 31, 2013 and 2012

The following table presents selected cash flow data from our cash flow statements for the three months ended March 31, 2013 and 2012, respectively.

	2013	2012
		(Restated)
Net cash provided by operating activities	$468,537	$341,652

Net cash used in investing activities	-	(1,266,067)

Net cash provided by (used in) financing activities	(8,944)	2,106,512

Effect of exchange rate changes on cash and cash equivalents	37,391	(22,127)

Net increase(decrease) in cash and cash equivalents	496,984	1,159,970

Cash and cash equivalents, beginning of period	21,245	31,863

Cash and cash equivalents, end of period	$518,229	$1,191,833

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2013 was $468,537 which was primarily due to (i) an increase of the net income $1,473,033 and (ii) a total increase of $218,792 of the depreciation and amortization of fixed assets, land use right and (iii)an increase of the imputed interest $105,942 and (iv) a total decrease of $1,329,230 of the changes in assets and liabilities.

Net cash provided by operating activities for the three months ended March 31, 2012 was $341,652, which was primarily due to (i) a increase of the net income $235,368 and (ii) a total increase of $248,064 of the depreciation and amortization of fixed assets, land use right and (iii)an increase of the imputed interest $89,310 a (iv) a total decrease of $231,090 of the changes in assets and liabilities.

Investing Activities

No investing activity took place for the three months ended March 31, 2013.

Net cash used in investing activities was $1,266,067 for the three months ended March 31, 2012, which was primarily attributable to (i) an investment of $18,907 for the fixed assets and (ii) an investment of $39,718 for the construction in progress to build greenhouse and (iii)an investment of $1,207,442 for the acquisition of land use right.

Financing activities

Net cash used in financing activities was $8,944 for the three months ended March 31, 2013, which was mainly attributable to $8,944 repaid to a related party.

Net cash provided by financing activities was $2,106,512 for the three months ended March 31, 2012, which was mainly attributable to (i) a total $2,107,838 of the current account from a related party and (ii) a total payment of $1,326 to short-term bank loan.

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

Enterprise income tax

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the operating subsidiary is exempted from enterprise income tax from 2010 to 2012 and sequentially exempted from enterprise income tax from 2013 to 2015. Accordingly, the Company statutory rate was 0% and 0% for the three months ended March 31, 2013 and 2012, respectively.

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

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the Company is exempted from VAT from 2010 to 2012 and sequentially exempted from VAT from 2013 to 2015.

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

Based upon the required evaluation, our CEO and CFO concluded that as of March 31, 2013, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of March 31, 2013, the Company’s internal control over financial reporting was not effective due to the following weakness:

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

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

 Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

101***
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

	101.INS***	XBRL Instance
	101.SCH***	XBRL Taxonomy Extension Schema
	101.CAL***	XBRL Taxonomy Extension Calculation
	101.DEF***	XBRL Taxonomy Extension Definition
	101.LAB***	XBRL Taxonomy Extension Labels
	101.PRE***	XBRL Taxonomy Extension Presentation

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

China Liaoning Dingxu Ecological Agriculture Development, Inc.

May 20, 2013	By:	/s/ Chin Yung Kong
Chin Yung Kong
President,
Chief Executive Officer,
Chief Financial Officer