Form 10-Q
period 2013-06-30
China Liaoning Dingxu Ecological Agriculture Development, Inc.
filed 2013-08-15
CIK 1501958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 46,450,000 Shares of Common Stock, as of June 30, 2013 and August 10, 2013.

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

ITEM 1. FINANCIAL STATEMENTS

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	As of	As of
	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

Cash and cash equivalents	826,029	21,245
Inventories	169,189	139,915
Advances to suppliers	134,739	148,895
Other receivables, net	4,740	8,662
Other current assets	88,915	85,914
Total Current Assets	1,223,612	404,631

Property and equipment, net	10,961,565	11,090,729
Construction in progress	1,102,334	1,083,604
Land use right	5,731,220	5,768,262
Prepaid lease for land	868,171	879,470
Total Assets	$19,886,902	$19,226,696

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Account payable	3,794	3,729
Accrued expenses	17,556	18,519
Other payable	936	2,879,287
Due to related parties	5,437,663	5,301,552
Total Current Liabilities	5,459,949	8,203,087

Long term payable	1,548,644	1,548,644

Total Liabilities	7,008,593	9,751,731

Stockholders' Equity:

Common stock ($0.001 par value; 75,000,000 shares authorized; 46,450,000 and 66,450,000 shares issued and outstanding at June 30, 2013 and December 31, 2012)	46,450	66,450
Additional paid-in capital	8,448,584	8,215,126
Retained earnings	3,701,818	806,192
Accumulated other comprehensive income	555,593	296,297
Non-controlling interests	125,864	90,900

Total Stockholders' Equity	12,878,309	9,474,965

Total Liabilities and Stockholders' Equity	$19,886,902	$19,226,696

See accompanying notes to unaudited consolidated financial statements

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLARS)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited and Restated)	(Unaudited)	(Unaudited and Restated)

NET REVENUES	$3,116,506	$1,900,026	$6,464,512	$3,605,954

COST OF REVENUES	1,032,163	1,342,823	2,567,213	2,744,685

GROSS PROFIT	2,084,343	557,203	3,897,299	861,269

OPERATING EXPENSES:
Depreciation and amortization	177,472	150,225	351,510	295,567
General and administrative	343,826	53,290	403,668	230,809
Total Operating Expenses	521,298	203,515	755,178	526,376

INCOME FROM OPERATIONS	1,563,045	353,688	3,142,121	334,893

OTHER INCOME (EXPENSE):
Other income	-	20,689	-	374,164
Interest expense	(109,433)	(92,641)	(215,476)	(191,953)

INCOME BEFORE PROVISION FOR INCOME TAX	1,453,612	281,736	2,926,645	517,104

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTERESTS	$1,453,612	$281,736	$2,926,645	$517,104

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	15,887	3,088	31,019	5,751

NET INCOME (LOSS)	$1,437,725	$278,648	$2,895,626	$511,353

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain(loss)	224,524	(24,257)	261,915	(46,384)

LESS: OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	2,305	(243)	2,619	(463)

COMPREHENSIVE INCOME	$1,659,944	$254,634	$3,154,922	$465,432

NET INCOME PER COMMON SHARE:
Basic	$0.03	$-	$0.06	$0.01
Diluted	$0.03	$-	$0.06	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,450,000	66,450,000	47,223,481	66,450,000
Diluted	46,450,000	66,450,000	47,223,481	66,450,000

See accompanying notes to unaudited consolidated financial statements

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited and Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	2,895,626	511,353
Net income attributable to non-controlling interests	31,019	5,751
Adjustments to reconcile net income to net cash Provide by operating activities:
Depreciation and amortization	447,295	406,826
Imputed interest	214,784	178,621
Changes in assets and liabilities:
Account receivables	-	5,126
Inventories	(29,274)	(32,860)
Other receivables	3,922	-
Other current assets	(2,998)	-
Prepaid expense	25,455	344,843
Accounts payable and accrued liabilities	(3,179,071)	(874,574)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	406,758	545,086

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(26,118)
Construction in progress	-	(55,381)
Acquisition of land use right	-	(1,217,162)
Software	-	(91,701)
NET CASH USED IN INVESTING ACTIVITIES	-	(1,390,362)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loan	-	(1,806)
Proceeds from related parties	136,111	2,495,245
NET CASH PROVIDED BY FINANCING ACTIVITIES	136,111	2,493,439

EFFECT OF EXCHANGE RATE ON CASH	261,915	(46,384)

NET INCREASE IN CASH AND CASH EQUIVALENTS	804,784	1,601,779

CASH AND CASH EQUIVALENTS - beginning of period	21,245	31,863

CASH AND CASH EQUIVALENTS - end of period	826,029	1,633,642

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for Interest	-	13,392

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares cancelled by shareholder	$20,000	$-

See accompanying notes to unaudited consolidated financial statements.

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

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

CASH AND CASH

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company recroded cash balance of $826,029 and $21,245 as of June 30, 2013 and December 31, 2012, respectively. Company did not have cash equivalent as of June 30, 2013 and December 31, 2012.

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

The Company has land use rights to 24,806 square meters of land. The term of the land use rights is 50 years, starting in March 2011. The land use right in the amount of $579,580 was fully paid during 2011.  For the six months ended June 30, 2013 and 2012, the Company recorded amortization expense of $5,910 and $5,774, respectively. The Company recorded the land use right net value of $564,445 and $560,664 as of June 30, 2013 and December 31, 2012 respectively.

The Company has land use rights to 56,139 square meters of land. The term of the land use rights is 46 years, starting in March 2011. The land use right in the amount of $2,698,027 was not yet fully paid for as of December 31, 2012.  The outstanding balance due was fully paid as of June 30, 2013.  Company recorded liabilities related to this land use right in the amount of $nil and $491,926 as of June 30, 2013 and December 31, 2012, respectively.  For the six months ended June 30, 2013 and 2012, the Company recorded amortization expense of $29,532 and $28,849, respectively. The Company recorded the land use right net value of $2,618,494 and $2,603,032 as of June 30, 2013 and December 31, 2012 respectively.

The Company has land use rights to 428,214 square meters of land. The term of the land use rights is 18 years, starting in January 2012.  The Company recorded amortization expense of $77,185 and $76,606 for the six months ended June 30, 2013 and 2012, respectively. The Company recorded the land use right net value of $2,548,281 and $2,757,776 as of June 30, 2013 and December 31, 2012, respectively.  As the land use right was not yet fully paid for as of June 30, 2013, the Company recorded long term liabilities related to this land use right in the amount of $1,548,644 as of June 30, 2013 and December 31, 2012.

LONG TERM PREPAID LEASE

Leases where substantially all the risks and rewards of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases net of any incentives received from the lessor are charged to the consolidated statements of operations on a straight-line basis over the terms of the underlying lease.

The Company records lease payments at cost less accumulated. The Company entered into long term agreements with certain unrelated parties to rent land. The lease payments are recorded as operating lease expenses using the straight line method during the contract period of 20 years. The lease payments for the entire contract period in the amount of $1,030,900 were prepaid during 2011. For the six months ended June 30, 2013 and 2012, the Company recorded lease expense of $27,684 and $27,044, respectively.  Company recorded prepaid lease expenses at net, in the amount of $868,171 and $879,470 as of June 30, 2013 and December 31, 2012, respectively.

REVENUE RECOGNITION

Sales revenue is recognized at the date of shipment from the Company’s facilities to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, ownership has passed, no other significant obligations of the Company exist and collectibility is reasonably assured.

The Company’s revenue consists of the invoiced value of goods, net of value-added tax (“VAT

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
Enterprise income tax

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the operating subsidiary is exempted from enterprise income tax from 2010 to 2012 and sequentially exempted from enterprise income tax from 2013 to 2015. Accordingly, the Company statutory rate was 0% and 0% for the six months ended June 30, 2013 and 2012, respectively.

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

NOTE 3. ADVANCE TO SUPPLIER

Advance to supplier was mainly used to record the advance paid as deposit on equipments and raw materials being purchased. Advance to supplier at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012

LanZhou LinMeiKe machine manufacture Co, LTD	$28,121	$27,643
PanJin JingZe Rice Co, LTD	80,923	79,548
Others	25,695	41,704
	134,739	148,895

NOTE 4. INVENTORIES

Inventories consist of raw materials, finished goods, and growing crops.

Raw materials that were not put into production as of period end were stated at lower cost or market. Company recorded raw material of $50,088 and $16,781 as of June 30, 2013 and December 31, 2012, respectively.

Finished goods consisted of dried mushroom and rice that was purchased from third parties.  Company recorded dried mushroom finished goods of $nil and $63 as of June 30, 2013 and December 31, 2012, respectively.  Company recorded rice inventories of $18,719 and $nil as of June 30, 2013 and December 31, 2012 respectively.

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

Inventories at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012

Raw materials and supplies	$50,088	$16,781
Growing crops	100,382	123,071
Finished goods	18,719	63
	169,189	139,915

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012

Building	$11,326,761	$11,134,288
Plant	533,875	524,805
Vehicles	33,950	33,372
Office equipment	74,854	73,580
	11,969 ,440	11,766,045

Less: Accumulated depreciation	1,007,875	675,316
Property, plant and equipment, net	10,961,565	11,090,729

For the six months ended June 30, 2013 and 2012, the Company recorded depreciation expense of $332,559 and $197,490, respectively.

NOTE 6. CONSTRUCTION IN PROGRESS

Construction in progress movement for the six months ended June 30, 2013 and the year ended December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
The beginning balance:
Greenhouse and Planting structures	$354,943	$314,400
Factory workshop	728,661	711,010
	1,083,604	1,025,410
The movement:
Add : Investments during the period	-	4,088,199
Unrealized foreign currency translation gain	18,730
Less: Transfer to fixed assets	-	(4,030,005)
	18,730	58,194
The ending balance:
Greenhouse and Planting structures	361,078	354,943
Factory workshop	741,256	728,661
	1,102,334	1,083,604

NOTE 7. OTHER PAYABLE

Company acquired land use right and engaged contractors to build various factories, outstanding balances due to these third parties were recorded in other payable.  Other payable balances as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012

Land use right	$-	$491,926
Factory construction	-	2,386,445
Others	936	916
	936	2,879,128

NOTE 8. LOAN PAYABLE

The Company became indebted to Bank of China in December 2011 for $476,122, payable in December 2012, interest at 8.46% per annum. The loan was repaid in full as of December 31, 2012.

For the six months ended June 30, 2013 and 2012, the Company recorded interest expense of nil and $13,392, respectively.

NOTE 9. RELATED PARTY TRANSACTIONS

Due to related party: The total amount of due to related parties consisted of the borrowing of the shareholders. The balance was $5,437,663 and $5,301,552 as of June 30, 2013 and December 31, 2012, respectively.  The Company makes payments to shareholders from time to time as the loans are due on demand with no stated term.

Imputed interest: The stockholders lent money without interest to the Company, the interest was valued at $214,784 and $178,621 for the six months ended June 30, 2013 and 2012, respectively. The total interest was reflected in the statement of operations as interest expenses in the six months ended June 30, 2013 and 2012 with a corresponding amount recorded as a contribution of paid-in capital.

NOTE 10. COMMON STOCK

During the six months ended June 30, 2013 and 2012, Company recorded imputed interest on outstanding due to related party balance as a contribution of paid-in capital in the amount of $213,458 and $177,377, respectively.

On January 8, 2013, majority shareholder, Chin Yung Kong cancelled 20,000,000 common shares.

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. 46,450,000 and 66,450,000  common shares issued and outstanding at June 30, 2013 and  December 31, 2012, respectively. No preferred shares have been authorized or issued. The Company has not granted any stock options and has not recorded any stock-based compensation since inception.

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities:

Fair Value Measurements at
Balance as of June 30, 2013	Balance as of December 31, 2012	Level 1	Level 2	Level 3

$-	$-	$-	$-	$-

NOTE 12. NON-CONTROLLING INTEREST

Non-controlling interest represents the 1% interest in the subsidiaries. The net income, unrealized foreign currency translation gain attributable and imputed interest to the non-controlling interest were total $34,964 and $6,532 in the six months ended June 30, 2013 and 2012, respectively. The Company recorded $125,864 and $90,900 non-controlling interest as of June 30, 2013 and December 31, 2012, respectively.

NOTE 13. COMMITMENT AND CONTINGENCIES

The Company had a long term payable for the acquisition of land use right. Based on the contract agreement, the future minimum rental payments required for the coming years are as follows:

Years ending December 31:
2019	16,544
2020	153,210
2021	153,210
2022	153,210
2023	153,210
Remaining payments	919,260
Total future minimum payments	$1,548,644

The Company did not have other significant capital commitments or significant guarantees as of June 30, 2013.

NOTE 14. BUSINESS COMBINATION

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

Per ASC-805-50-45,”Transactions Between Entities Under Common Control”, the presentation of the financial statements pertain to financial statements of all consolidating subsidiaries for the period January1, 2012 through December31, 2012 for fiscal year 2012, January1, 2012 through June 30, 2012 for the six month of 2012, and for the period January1, 2013 through June 30, 2013 for six months of 2013.

NOTE 15. RESTATEMENT OF THE PERIOD ENDED JUNE 30, 2012

The Company has restated its financial statements from amounts previously reported for the six months ended June 30, 2012.

CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2012

	Jun 30, 2012 ( As reported)	Adjustment		As restated
ASSETS
Cash and cash equivalents	1,645,533	(11,891)	(a)	1,633,642
Inventories	89,358	10,360	(b)	99,718
Advances to suppliers	122,845	(51,327)	(c)	71,518
Other receivables, net	52,390	(52,390)	(c)	-
Total Current Assets	1,910,126	(105,248)		1,804,878
Property and equipment, net	4,858,774	2,231,255	(d)	7,090,029
Construction in progress	4,893,399	(3,008,686)	(d)	1,884,713
Land use right	4,380,211	1,472,038	(e)	5,852,249
Software	91,701			91,701
Prepaid lease for land	969,088	(68,479)	(f)	900,609
Total Assets	$17,103,299	$520,880		$17,624,179

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Other payables	1,204,573	(25,101)	(g,l)	1,179,472
Short-term loan	474,316	-		474,316
Due to related parties	6,007,803	116,894	(g)	6,124,697
Total Current Liabilities	7,686,692	91,793		7,778,485

Long term payable	-	1,548,644	(e)	1,548,644

Total Liabilities	7,686,692	1,640,437		9,327,129

Stockholders' Equity:
Common stock ($0.001 par value; 75,000,000 shares authorized; 66,450,000 shares issued and outstanding at June 30, 2012)	66,450	-		66,450
Additional paid-in capital	7,659,544	378,206	(h)	8,037,750
Statutory reserve	152,124	(152,124)	(i)	-
Retained earnings	1,330,728	(1,422,738)	(j)	(92,010)
Accumulated other comprehensive income	207,761	(2,021)		205,740
Non-controlling interests	-	79,120	(k)	79,120

Total Stockholders' Equity	9,416,607	(1,119,557)		8,297,050
		-
Total Liabilities and Stockholders' Equity	$17,103,299	$520,880		$17,624,179

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE IMCOM AS OF JUNE 30, 2012

	Jun 30, 2012 (As reported)	Adjustments		Restated

NET REVENUES	$3,585,550	$20,404	(l)	$3,605,954

COST OF REVENUES	2,595,974	148,711	(m)	2,744,685

GROSS PROFIT	989,576	(128,307)		861,269

OPERATING EXPENSES:
Depreciation and amortization	211,989	83,578	(d)	295,567
General and administrative	199,039	31,770	(n)	230,809

Total Operating Expenses	411,028	115,348		526,376

INCOME FROM OPERATIONS	578,548	(243,655)		334,893

OTHER INCOME(EXPENSE):
Other income	374,164	-		374,164
Interest expense	(13,332)	(178,621)	(h)	(191,953)

INCOME BEFORE PROVISION FOR INCOME TAX	939,380	(422,276)		517,104

PROVISION FOR INCOME TAXES	-	-		-

NET INCOME (EXPENSE) BEFORE NON-CONTROLLING INTERESTS	$939,380	$(422,276)		$517,104

LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	-	5,751	(k)	5,751

NET INCOME (LOSS)	$939,380	$(428,027)		$511,353

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain(loss)	(46,291)	(93)		(46,384)

LESS: OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	$-	$(463)	(k)	$(463)

COMPREHENSIVE INCOME	$893,089	$(427,657)		$465,432

NET INCOME PER COMMON SHARE:
Basic	$0.01			$0.01
Diluted	$0.01			$0.01

WEIGHTED AVERAGE COMMON SHARES :
Basic	66,450,000			66,450,000
Diluted	66,450,000			66,450,000

a. Company has determined that bridge construction that was completed and fully paid in 2010, and recorded adjustment to reflect this payment.

b. Company has determined that growing crops inventory as of June 31, 2012 was included in cost of revenue.  An adjustment was recorded to reclassify a portion of growing crops inventory from cost of revenue to inventory.

c. Company has determined that a portion of other receivable and Advances to suppliers which should be amortized.  An adjustment was recorded to write off these assets.

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

l. Company has determined that the fund received for sales of mushroom gift set should be reclassified from other payable to revenue.

m. Company has determined certain direct cost was omitted and/or recorded in operating expenses and this error was corrected by recording an adjustment.

n. Company has recorded adjustment related omitted payroll expense and part of amortization of other receivable and Advances to suppliers.

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

We mainly produce and sell two types of products:

(1)
Fresh mushrooms. We grow fresh mushrooms in our greenhouse and sell them to markets. Our fresh mushrooms include oyster mushroom, king oyster mushroom, king trumpet mushroom, and button mushroom. The revenues from the sales of fresh mushrooms constitute approximately 62.2% and 55.0% of our total revenues in the six months ended on June 30, 2013 and 2012, respectively.

(2)
Mushroom crops and mushroom seeds. The revenues from the sales of mushroom crops and mushroom seeds approximately 10.4% and 45.0% of our total revenues in the six months ended on June 30, 2013 and 2012, respectively.

(3)
As the manufacture workshop completed in 2012, the Company began to produce the dried mushroom from fourth quarter in 2012. The revenues from the sales of dried mushroom approximately 27.4% of our total revenues in the six months ended on June 30, 2013.

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

Financial condition as of June 30, 2013 and December 31, 2012

The following table presents an overview of assets, liabilities and shareholders’ equity as of June 30, 2013 and December  31, 2012.

	June 30,	December31,	Increase
	2013	2012	(decrease)

Current assets
Cash	826,029	21,245	804,784

Other Receivables	4,740	8,662	(3,922)

Advance to suppliers	134,739	148,895	(14,156)

Inventory	169,189	139,915	29,274

Other current assets	88,915	85,914	3,001

Total current assets	1,223,612	404,631	818,981

Non-current assets
Property, plant and equipment - net of accumulated depreciation	10,961,565	11,090,729	(129,164)

Construction in progress	1,102,334	1,083,604	18,730

Land use rights	5,731,220	5,768,262	(37,042)

Long term prepaid lease	868,171	879,470	(11,299)

Total non-current assets	18,638,094	18,822,065	(183,971)

Total assets	19,886,902	19,226,696	660,206

Current liabilities
Account payable	3,794	3,729	65

Accrued expenses	17,556	18,519	(963)

Other payables	936	2,879,287	(2,878,351)

Due to Related Parties	5,437,663	5,301,552	136,111

Total current liabilities	5,459,949	8,203,087	(2,743,138)

Long term payable	1,548,644	1,548,644	-

Total liabilities	7,008,593	9,751,731	(2,743,138)

Shareholders’ equity
Common stock	46,450	66,450	(20,000)

Paid-in capital	8,448,584	8,215,126	233,458

Retained earnings	3,701,818	806,192	2,895,626

Accumulated comprehensive income - foreign currency	555,593	296,297	259,296

Non-controlling interests	125,864	90,900	34,964

Total shareholders’ equity of the Company	12,878,309	9,474,965	3,403,344

Total liabilities and shareholders’ equity	19,886,902	19,226,696	660,206

Liquidity and Capital Resources:

To date, our operations have been funded by contributions to “due to related parties” and the net cash provided by our fast developing operations. As a result, at June 30, 2013 we had $1,223,612 current assets, and $5,459,949 current liabilities mainly consisted of the $5,437,663 due to related party and others. We had working capital cS
Inventories at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012

Raw materials and supplies	$50,088	$16,781
Growing crops	100,382	123,071
Finished goods	18,719	63
	169,189	139,915

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

Property, Plant and Equipment consists of the following:

		June 30, 2013	December 31, 2012
		USD	USD
Building	a	$11,326,761	11,134,288
Plant equipment	b	533,875	524,805
Vehicles	c	33,950	33,372
Office equipment	d	74,854	73,580
Less: Accumulated depreciation	e	1,007,875	675,316
Property, plant and equipment, net		10,961,565	11,090,729
Construction in progress	f	1,102,334	1,083,604
Total property, plant & equipment		12,063,899	12,174,333

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

e. For the six months ended June 30, 2013 and 2012, the Company recorded depreciation expense of $332,559 and $197,490, respectively.

f. The detailed information of the construction projects in progress which was not yet transfer to fixed assets is as below:

	June 30, 2013	December31, 2012
	USD	USD
Factory workshop	741,256	728,661
Greenhouse and Planting structures	361,078	354,943
Total amount of Construction In Progress	1,102,334	1,083,604

3. Land use right

The Company states land use rights at cost less accumulated amortization. The land use right was used to build up greenhouse and planting structures, manufacturing workshop and other buildings. As of June 30, 2013 and December 31, 2012, the net values of land use rights are $5,731,220 and $5,768,262, respectively.

The land use rights are amortized using the straight line method during the contract period. For the six months ended June 30, 2013 and 2012, amortization expense amounted to $112,627 and $111,229, respectively.

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

Lease expense of $27,684 and $27,044 were recorded for the six months ended June 30, 2013 and 2012.

Liabilities:

5. Short-term loan

The Company became indebted to Bank of China in December 2011 for $476,122, payable in December 2012, interest at 8.46% per annum. The loan was repaid in full as of December 31, 2012.

For the six months ended June 30, 2013 and 2012, the Company recorded interest expense of nil and $13,392, respectively.

6. Other payables

The balance at the end of this period is $936.  Outstanding balance as of December 31, 2012 mainly consisted of the $2,386,445 factory seed cultivation workshop construction and $491,926 land use right, and others. The Company made payments to the seller of the land use right and to contractor for factory construction during the six months ended on June 30, 2013 for the outstanding balances, which resulted in the decrease of other payables balance.

7. Due to related parties

The total amount of due to related parties consisted of the borrowing of the shareholders. The balance was $5,437,663 and $5,301,552 as of June 30, 2013 and December 31, 2012, respectively.

The stockholders lent money without interest to the Company, the interest was valued at $214,784 and $178,621 for the six months ended June 30, 2013 and 2012, respectively. The total interest was reflected in the statement of operations as interest expenses in the six months ended June 30, 2013 and 2012 with a corresponding amount recorded as a contribution of paid-in capital.

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

10. Retain earnings

The retain earnings increased from net profit in the first six months of 2013.

Results of Operations for the six months ended June 30, 2013 and 2012

The following table presents an overview of our results of operation for the six months ended June 30, 2013 and 2012.

	2013	2012	Increase (decrease)

Total revenue	6,464,512	3,605,954	2,858,558
Total cost of revenue	(2,567,213)	(2,744,685)	(177,472)
Gross profit	3,897,299	861,269	3,036,030
General and administrative	(403,668)	(230,809)	172,859
Depreciation and amortization	(351,510)	(295,567)	(55,943)
Income from operations	3,142,121	334,893	2,807,228
Other income	-	374,164	(374,164)
Interest expense	(215,476)	(191,953)	(23,523)
Income before income taxes	2,926,645	517,104	2,409,541
Income taxes	-	-	-
Net income	2,926,645	517,104	2,409,541

1. Revenue

The following table sets forth the breakdown of our revenue for the six months ended June 30, 2013 and 2012, respectively:

	2013		2012
	USD	%	USD	%
Fresh mushrooms sales	4,021,739	62.21%	1,981,838	54.96%
Mushroom crops and seeds sales	672,974	10.41%	1,624,116	45.04%
Dried mushroom	1,769,799	27.38%	-	-
Total revenue	6,464,512	100%	3,605,954	100%

Sales revenue is recognized at the date of shipment from the Company’s facilities to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, ownership has passed, no other significant obligations of the Company exist and collectability is reasonably assured.

We derived our revenues predominantly from sales of our fresh mushrooms, mushroom crops and seeds and dried mushroom.  For the six months ended June 30, 2013 and 2012, revenues from sales of our fresh mushrooms sales were $4,021,739 and $1,981,838 respectively representing an increase of $2,039,901. Revenues from sales of our mushroom crops and seeds were $672,974 and $1,624,116 for the six months ended June 30, 2013 and 2012 , respectively, which indicated $951,142 decrease. Revenues from sales of our dried mushroom were 1,769,799 for the six months ended June 30, 2013, which also resulted in a sales significant increase.

The increase of the fresh mushroom and dried mushroom was primarily due to the increase of the sales volume and price. To be specific, the increase in our revenue was attributable to the following reasons:

a.	As most of the greenhouse and planting structures under construction are completed in second half of 2012, productions in the first six months of 2013 was higher than that in the same period of 2012.

b.
The company got the Organic products identification by the authorized government institution in the fourth quarter of 2012, the fresh mushroom price increased significantly, which resulted in a sales increase.

c.
As the manufacture workshop completed in 2012, the Company began to produce the dried mushroom in the fourth quarter of 2012.  Dried mushroom production was further expanded during the six months of 2013.

We expect to see a trend of growing sales for our mushroom series products, including fresh mushroom dried mushroom, resulting from the growing of the market, improving of general agriculture industry, improving of the planting skills and the quality of our products, and the continuing encouragement from local government.

The decrease of the mushroom crops and seeds sales was primarily due to the business model changed. The business model was cooperation with local farmers and farming organizations. The company sold mushroom crops and seeds to local farmers and farming organization, then bought back the grown fresh mushroom from these parties for ultimate distribution in the market. As most of the greenhouse and planting structures under construction were completed, the company increased in house fresh mushroom production, most of the mushroom crops and seeds were used to produce fresh mushroom instead of selling as it is, which result in decrease of the mushroom crops and seeds sales.

2. Cost of revenue

The following table presents a breakdown of our cost of revenue of fresh mushrooms, mushroom crops and seeds and dried mushrooms for the six months ended June 30, 2013 and 2012.

	2013	2012
	USD	USD
Cost of fresh mushrooms sales	2,004,690	1,591,557

Cost of mushroom crops and seeds sales	309,076	1,153,128

Cost of dried mushrooms sales	253,447	-

Total	2,567,213	2,744,685

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

Cost of mushroom crops and seeds sales: Our cost of mushroom crops and seeds sales mainly represented the costs of purchased and cultivate seeds or crops. We used our workshop to cultivate mushroom seeds or crops and sold them to local farmers or farming organizations. We also purchased some good quality mushroom seeds from third party and sold them to our customers after our selection. The costs are allocated to specific units within a product based on the ratio of the sales quantities of units to the total saleable quantities of the product.

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

3. Gross profit

The following table presents the gross profit of our businesses for the six months ended June 30, 2013 and 2012:

	2013		2012
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Production Category	USD	%	USD	%

Fresh mushrooms sales	2,017,049	50.15%	390,281	19.69%

Mushroom crops and seeds sales	419,527	62.34%	470,988	29.00%

Dried Mushroom sales	1,460,722	82.54%	-	-

Total gross profit	3,897,299	60.29%	861,269	23.88%

Gross profit from our mushroom growing business increased by $ 3,036,030 for the six months ended June 30, 2013 compared to the same period of 2012.  The increase was a primary result from cumulative effect of our business development and sales volume increase. The gross margin of our fresh mushrooms and mushroom crops and seeds increased because that we began to produce fresh mushroom and mushroom seeds instead of purchasing from third parties as the most of the green house and the mushroom seed cultivation workshop completed in the fourth quarter of 2012, which reduced our cost significantly and improved our gross margin. In addition, the dried mushrooms, the purpose of which is usually used as gift, have large added value and high gross margin.

4. Depreciation and amortization

For the six months ended June 30, 2013, our depreciation and amortization pertained to operating expenses were $351,510, representing an increase of $55,943, as compared to that for the period of 2012.  The increase was primarily a result of increased in fixed assets during second half of the year 2012.

5. Other income

Other income is used to record the company’s non operating income, such as government grant. For the six months ended June 30, 2012, the other income included the USD $374,164 from the government grant to encourage developing local agriculture.  The Company did not receive any government grant for the six months ended June 30, 2013.

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

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the Operating subsidiary is exempted from corporate income tax from 2010 to 2012 and sequentially exempted from enterprise income tax from 2013 to 2015. Accordingly, the Company statutory rate was 0% and 0% for the six months ended June 30, 2013 and 2012, respectively.

Cash flow for the six months ended June 30, 2013 and 2012

The following table presents selected cash flow data from our cash flow statements for the six months ended June 30, 2013 and 2012, respectively.

	2013	2012
		(Restated)

Net cash provided by operating activities	$406,758	$545,086

Net cash used in investing activities	-	(1,390,362)

Net cash provided by financing activities	136,111	2,493,439

Effect of exchange rate changes on cash and cash equivalents	261,915	(46,384)

Net increase in cash and cash equivalents	804,784	1,601,779

Cash and cash equivalents, beginning of period	21,245	31,863

Cash and cash equivalents, end of period	$826,029	$1,633,642

Operating Activities

Net cash provided by operating activities for the six months  ended June 30, 2013 was $406,758 which was primarily due to (i) an increase of the net income $2,926,645 and (ii) a total increase of $447,295 of the depreciation and amortization of fixed assets, land use right and (iii)an increase of the imputed interest $214,784 and (iv) a total decrease of $3,181,966 of the changes in assets and liabilities.

Net cash provided by operating activities for the six months  ended June 30, 2012 was $545,086, which was primarily due to (i) a increase of the net income $517,104 and (ii) a total increase of $406,826 of the depreciation and amortization of fixed assets, land use right and (iii)an increase of the imputed interest $178,621 a  (iv) a total decrease of $557,465 of the changes in assets and liabilities.

Investing Activities

No investing activity took place for the six months ended June 30, 2013.

Net cash used in investing activities was $1,390,362 for the six months ended June 30, 2012, which was primarily attributable to (i) an investment of $26,118 for the fixed assets and (ii) an investment of $55,381 for the construction in progress to build greenhouse and (iii)an investment of $1,217,162 for the acquisition of land use right and (iv)an investment of $91,701 for the software.

Financing activities

Net cash used in financing activities was $136,111 for the six months ended June 30, 2013, which was mainly attributable to the audit and consultant fee paid by a related party.

Net cash provided by financing activities was $2,493,439 for the six months ended June 30, 2012, which was mainly attributable to (i) a total $2,495,245 of the current account from a related party and (ii) a total payment of $1,806 to short-term bank loan.

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

Enterprise income tax

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the operating subsidiary is exempted from enterprise income tax from 2010 to 2012 and sequentially exempted from enterprise income tax from 2013 to 2015. Accordingly, the Company statutory rate was 0% and 0% for the six months ended June 30, 2013 and 2012, respectively.

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

Based upon the required evaluation, our CEO and CFO concluded that as of June 30, 2013, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of June 30, 2013, the Company’s internal control over financial reporting was not effective due to the following weakness:

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

 Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

101***
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

China Liaoning Dingxu Ecological Agriculture Development, Inc.

August 15, 2013	By:	/s/ Chin Yung Kong
Chin Yung Kong President, Chief Executive Officer, Chief Financial Officer