Form 10-Q
period 2013-09-30
China Liaoning Dingxu Ecological Agriculture Development, Inc.
filed 2013-11-13
CIK 1501958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT
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
YES ☐  NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 46,450,000 Shares of Common Stock, as of November 7, 2013.

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

Item 1. Financial Statements

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	As of	As of
	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash and cash equivalents	574,404	21,245
Inventories	189,629	139,915
Advances to suppliers	137,590	148,895
Other receivables, net	9,987	8,662
Other current assets	89,556	85,914
Total Current Assets	1,001,166	404,631

Property and equipment, net	10,853,295	11,090,729
Construction in progress	1,107,850	1,083,604
Land use right	5,731,233	5,768,262
Prepaid lease for land	858,937	879,470
Total Assets	$19,552,481	$19,226,696

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Account payable	3,812	3,729
Accrued expenses	17,703	18,519
Other payable	940	2,879,287
Due to related parties	3,257,620	5,301,552
Total Current Liabilities	3,280,075	8,203,087

Long term payable	1,548,644	1,548,644

Total Liabilities	4,828,719	9,751,731

Stockholders' Equity:

Common stock ($0.001 par value; 75,000,000 shares authorized; 46,450,000 and 66,450,000 shares issued and outstanding at September 30, 2013 and December 31, 2012)	46,450	66,450
Additional paid-in capital	8,490,565	8,215,126
Retained earnings	5,364,775	806,192
Accumulated other comprehensive income	677,653	296,297
Non-controlling interests	144,319	90,900

Total Stockholders' Equity	14,723,762	9,474,965

Total Liabilities and Stockholders' Equity	$19,552,481	$19,226,696
See accompanying notes to unaudited consolidated financial statements

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLARS)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited and Restated)	(Unaudited)	(Unaudited and Restated)

NET REVENUES	$3,118,017	$1,881,049	$9,582,529	$5,487,003

COST OF REVENUES	1,184,850	1,442,763	3,752,063	4,187,448

GROSS PROFIT	1,933,167	438,286	5,830,466	1,299,555

OPERATING EXPENSES:
Depreciation and amortization	177,969	91,532	529,479	387,099
General and administrative	32,932	102,307	436,600	333,116
Total Operating Expenses	210,901	193,839	966,079	720,215

INCOME FROM OPERATIONS	1,722,266	244,447	4,864,387	579,340

OTHER INCOME (EXPENSE):
Other income	-	(1,319)	-	372,845
Impairment loss	-	(91,468)	-	(91,468)
Interest expense	(42,097)	(100,841)	(257,573)	(292,794)

INCOME BEFORE PROVISION FOR INCOME TAX	1,680,169	50,819	4,606,814	567,923

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTERESTS	$1,680,169	$50,819	$4,606,814	$567,923

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	17,212	780	48,231	6,531

NET INCOME (LOSS)	$1,662,957	$50,039	$4,558,583	$561,392

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain(loss)	123,293	(19,079)	385,208	(65,463)

LESS: OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	1,233	(191)	3,852	(654)

COMPREHENSIVE INCOME	$1,785,017	$31,151	$4,939,939	$496,583

NET INCOME PER COMMON SHARE:
Basic	$0.04	$-	$0.10	$0.01
Diluted	$0.04	$-	$0.10	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,450,000	66,450,000	46,962,821	66,450,000
Diluted	46,450,000	66,450,000	46,962,821	66,450,000

See accompanying notes to unaudited consolidated financial statements

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited and Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	4,558,583	561,392
Net income attributable to non-controlling interests	48,231	6,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	669,473	558,854
Imputed interest	256,775	267,930
Changes in assets and liabilities:
Account receivables	-	(23,965)
Inventories	(49,714)	(319,227)
Other receivables	(1,325)	-
Other current assets	(3,642)	-
Prepaid expense	31,838	423,767
Accounts payable and accrued liabilities	(3,298,336)	(843,500)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,211,883	631,782

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(26,118)
Construction in progress	-	(55,381)
Acquisition of land use right	-	(1,217,162)
Software	-	(91,701)
NET CASH USED IN INVESTING ACTIVITIES	-	(1,390,362)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loan	-	(3,011)
Proceeds from related parties advances	-	2,261,109
Repayment to related parties	(2,043,932)	-
NET CASH PROVIDED BY (USDED IN) FINANCING ACTIVITIES	(2,043,932)	2,258,098

EFFECT OF EXCHANGE RATE ON CASH	385,208	(65,463)

NET INCREASE IN CASH AND CASH EQUIVALENTS	553,159	1,434,055

CASH AND CASH EQUIVALENTS - beginning of period	21,245	31,863

CASH AND CASH EQUIVALENTS - end of period	574,404	1,465,918

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for Interest	-	26,603

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares cancelled by shareholder	$20,000	$-

See accompanying notes to unaudited consolidated financial statements.

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company recroded cash balance of $574,404 and $21,245 as of September 30, 2013 and December 31, 2012, respectively. Company did not have cash equivalent as of September 30, 2013 and December 31, 2012.

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

The Company has land use rights to 24,806 square meters of land. The term of the land use rights is 50 years, starting in March 2011. The land use right in the amount of $579,580 was fully paid during 2011.  For the nine months ended September 30, 2013 and 2012, the Company recorded amortization expense of $8,910 and $8,639, respectively. The Company recorded the land use right net value of $564,294 and $560,664 as of September 30, 2013 and December 31, 2012 respectively.

The Company has land use rights to 56,139 square meters of land. The term of the land use rights is 46 years, starting in March 2011. The land use right in the amount of $2,698,027 was not yet fully paid for as of December 31, 2012.  The outstanding balance due was fully paid as of September 30, 2013.  Company recorded liabilities related to this land use right in the amount of $nil and $491,926 as of September 30, 2013 and December 31, 2012, respectively.  For the nine months ended September 30, 2013 and 2012, the Company recorded amortization expense of $44,519 and $43,164, respectively. The Company recorded the land use right net value of $2,616,730 and $2,603,032 as of September 30, 2013 and December 31, 2012 respectively.

The Company has land use rights to 428,214 square meters of land. The term of the land use rights is 18 years, starting in January 2012.  The Company recorded amortization expense of $116,034 and $114,908 for the nine months ended September 30, 2013 and 2012, respectively. The Company recorded the land use right net value of $2,550,209 and $2,757,776 as of September 30, 2013 and December 31, 2012, respectively.  As the land use right was not yet fully paid for as of September 30, 2013, the Company recorded long term liabilities related to this land use right in the amount of $1,548,644 as of September 30, 2013 and December 31, 2012.

LONG TERM PREPAID LEASE

Leases where substantially all the risks and rewards of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases net of any incentives received from the lessor are charged to the consolidated statements of operations on a straight-line basis over the terms of the underlying lease.

The Company records lease payments at cost less accumulated. The Company entered into long term agreements with certain unrelated parties to rent land. The lease payments are recorded as operating lease expenses using the straight line method during the contract period of 20 years. The lease payments for the entire contract period in the amount of $1,030,900 were prepaid during 2011. For the nine months ended September 30, 2013 and 2012, the Company recorded lease expense of $41,734 and $40,463, respectively.  Company recorded prepaid lease expenses at net, in the amount of $858,937 and $879,470 as of September 30, 2013 and December 31, 2012, respectively.

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

Enterprise income tax

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the operating subsidiary is exempted from enterprise income tax from 2010 to 2012 and sequentially exempted from enterprise income tax from 2013 to 2015. Accordingly, the Company statutory rate was 0% and 0% for the nine months ended September 30, 2013 and 2012, respectively.

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

NOTE 3. ADVANCE TO SUPPLIER

Advance to supplier was mainly used to record the advance paid as deposit on equipments and raw materials being purchased. Advance to supplier at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012

LanZhou LinMeiKe machine manufacture Co, LTD	$28,261	$27,643
PanJin JingZe Rice Co, LTD	81,327	79,548
Others	28,002	41,704
	137,590	148,895

NOTE 4. INVENTORIES

Inventories consist of raw materials, finished goods, and growing crops.

Raw materials that were not put into production as of period end were stated at lower cost or market.  Company recorded raw material of $70,314 and $16,781 as of September 30, 2013 and December 31, 2012, respectively.

Finished goods consisted of dried mushroom and rice that was purchased from third parties.  Company recorded dried mushroom finished goods of $nil and $63 as of September 30, 2013 and December 31, 2012, respectively.  Company recorded rice inventories of $18,813 and $nil as of September 30, 2013 and December 31, 2012 respectively.

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

Inventories at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012

Raw materials and supplies	$70,314	$16,781
Growing crops	100,502	123,071
Finished goods	18,813	63
	189,629	139,915

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012

Building	$11,383,318	$11,134,288
Plant	536,538	524,805
Vehicles	34,119	33,372
Office equipment	75,227	73,580
	12,029,202	11,766,045

Less: Accumulated depreciation	1,175,907	675,316
Property, plant and equipment, net	10,853,295	11,090,729

For the nine months ended September 30, 2013 and 2012, the Company recorded depreciation expense of $500,591 and $405,953, respectively.

NOTE 6. CONSTRUCTION IN PROGRESS

Construction in progress movement for the nine months ended September 30, 2013 and the year ended December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
The beginning balance:
Greenhouse and Planting structures	$354,943	$314,400
Factory workshop	728,661	711,010
	1,083,604	1,025,410
Changes:
Add : Investments during the period	-	4,088,199
Unrealized foreign currency translation gain	24,246
Less: Transfer to fixed assets	-	(4,030,005)
	24,246	58,194
The ending balance:
Greenhouse and Planting structures	362,883	354,943
Factory workshop	744,958	728,661
	1,107,850	1,083,604

NOTE 7. OTHER PAYABLE

Company acquired land use right and engaged contractors to build various factories, outstanding balances due to these third parties were recorded in other payable.  Other payable balances as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012

Land use right	$-	$491,926
Factory construction	-	2,386,445
Others	940	916
	940	2,879,128

NOTE 8. LOAN PAYABLE

The Company became indebted to Bank of China in December 2011 for $476,122, payable in December 2012, interest at 8.46% per annum. The loan was repaid in full as of December 31, 2012.

For the nine months ended September 30, 2013 and 2012, the Company recorded interest expense of nil and $24,863 respectively.

NOTE 9. RELATED PARTY TRANSACTIONS

Due to related party: The total amount of due to related parties consisted of the borrowing of the shareholders. The balance was $3,257,620 and $5,301,552 as of September 30, 2013 and December 31, 2012, respectively.  The Company makes payments to shareholders from time to time as the loans are due on demand with no stated term.

Imputed interest: The stockholders lent money without interest to the Company, the interest was valued at $256,775 and $267,930 for the nine months ended September 30, 2013 and 2012, respectively. The total interest was reflected in the statement of operations as interest expenses in the nine months ended September 30, 2013 and 2012 with a corresponding amount recorded as a contribution of paid-in capital and Non-controlling interests.

NOTE 10. COMMON STOCK

During the nine months ended September 30, 2013 and 2012, Company recorded imputed interest on outstanding due to related party balance as a contribution of paid-in capital in the amount of $255,439 and $266,065, respectively.

On January 8, 2013, majority shareholder, Chin Yung Kong cancelled 20,000,000 common shares.

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. 46,450,000 and 66,450,000  common shares issued and outstanding at September 30, 2013 and  December 31, 2012, respectively. No preferred shares have been authorized or issued. The Company has not granted any stock options and has not recorded any stock-based compensation since inception.

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities:

Fair Value Measurements at
Balance as of September 30, 2013	Balance as of December 31, 2012	Level 1	Level 2	Level 3

$-	$-	$-	$-	$-

NOTE 14. NON-CONTROLLING INTEREST

Non-controlling interest represents the 1% interest in the subsidiaries. The net income, unrealized foreign currency translation gain attributable and imputed interest to the non-controlling interest were total $53,419 and $7,742 in the nine months ended September 30, 2013 and 2012, respectively. The Company recorded $144,319 and $90,900 non-controlling interest as of September 30, 2013 and December 31, 2012, respectively.

NOTE 15. COMMITMENT AND CONTINGENCIES

The Company had a long term payable for the acquisition of land use right. Based on the contract agreement, the future minimum rental payments required for the coming years are as follows:

Years ending December 31:
2019	16,544
2020	153,210
2021	153,210
2022	153,210
2023	153,210
Remaining payments	919,260
Total future minimum payments	$1,548,644

The Company did not have other significant capital commitments or significant guarantees as of September 30, 2013.

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

Per ASC-805-50-45,”Transactions Between Entities Under Common Control”, the presentation of the financial statements pertain to financial statements of all consolidating subsidiaries for the period January1, 2012 through December31, 2012 for fiscal year 2012, January1, 2012 through September 30, 2012 for the nine month of 2012, and for the period January1, 2013 through September 30, 2013 for nine months of 2013.

NOTE 17. RESTATEMENT OF THE PERIOD ENDED SEPTEMBER 30, 2012

The Company has restated its financial statements from amounts previously reported for the nine months ended September 30, 2012.

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2012

	Sept 30, 2012 ( As reported)	Adjustment		As restated
ASSETS
Cash and cash equivalents	1,477,809	(11,891)	(a)	1,465,918
Inventories	357,568	28,517	(b)	386,085
Advances to suppliers	79,756	(71,214)	(c)	8,542
Other receivables, net	89,436	(60,345)	(c)	29,091
Total Current Assets	2,004,569	(114,933)		1,889,636
Property and equipment, net	4,764,667	2,215,350	(d)	6,980,017
Construction in progress	5,017,901	(3,016,812)	(d)	2,001,089
Land use right	4,351,823	1,433,735	(e)	5,785,558
Prepaid lease for land	953,140	(68,479)	(f)	884,661
Total Assets	$17,092,100	$448,861		$17,540,961

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Other payables	1,241,895	(31,350)	(g,l)	1,210,545
Short-term loan	473,111	-		473,111
Due to related parties	5,745,837	144,724	(g,m)	5,890,561
Total Current Liabilities	7,460,843	113,374		7,574,217

Long term payable	-	1,548,644	(e)	1,548,644

Total Liabilities	7,460,843	1,662,018		9,122,861

Stockholders' Equity:
Common stock ($0.001 par value; 75,000,000 shares authorized; 66,450,000 shares issued and outstanding at September 30, 2012)	66,450	-		66,450
Additional paid-in capital	7,659,544	466,895	(h)	8,126,439
Statutory reserve	185,268	(185,268)	(i)	-
Retained earnings	1,531,313	(1,573,284)	(j)	(41,971)
Accumulated other comprehensive income	188,682	(1,830)		186,852
Non-controlling interests	-	80,330	(k)	80,330

Total Stockholders' Equity	9,631,257	(1,213,157)		8,418,100
		-
Total Liabilities and Stockholders' Equity	$17,092,100	$448,861		$17,540,961

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE IMCOM AS OF SEPTEMBER 30, 2012
	Sept 30, 2012 (As reported)	Adjustments		Restated

NET REVENUES	$5,466,599	$20,404	(l)	$5,487,003

COST OF REVENUES	4,008,185	179,263	(m)	4,187,448

GROSS PROFIT	1,458,414	(158,859)		1,299,555

OPERATING EXPENSES:
Depreciation and amortization	274,586	112,513	(d)	387,099
General and administrative	260,986	72,130	(n)	333,116

Total Operating Expenses	535,572	184,643		720,215

INCOME FROM OPERATIONS	922,842	(343,502)		579,340

OTHER INCOME(EXPENSE):
Other income	372,845	-		372,845
Impairment loss	(91,468)			(91,468)
Interest expense	(24,863)	(267,931)	(h)	(292,794)

INCOME BEFORE PROVISION FOR INCOME TAX	1,179,356	(611,433)		567,923

PROVISION FOR INCOME TAXES	-	-		-

NET INCOME (EXPENSE) BEFORE NON-CONTROLLING INTERESTS	$1,179,356	$(611,433)		$567,923

LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	-	6,531	(k)	6,531

NET INCOME (LOSS)	$1,179,356	$(617,964)		$561,392

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain(loss)	(65,370)	(93)		(65,463)

LESS: OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	$-	$(654)	(k)	$(654)

COMPREHENSIVE INCOME	$1,113,986	$(617,403)		$496,583

NET INCOME PER COMMON SHARE:
Basic	$0.02			$0.01
Diluted	$0.02			$0.01

WEIGHTED AVERAGE COMMON SHARES :
Basic	66,450,000			66,450,000
Diluted	66,450,000			66,450,000

a. Company has determined that bridge construction that was completed and fully paid in 2010, and recorded adjustment to reflect this payment.

b. Company has determined that growing crops inventory as of September 30, 2012 was included in cost of revenue.  An adjustment was recorded to reclassify a portion of growing crops inventory from cost of revenue to inventory.

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

e. Company recorded the payment portion of the purchased land use right in 2012. An adjustment was recorded to reflect the unpaid portion.

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

NOTE 18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued.

Overview

We mainly engage in the business of growing and marketing fresh mushroom, dried mushroom and mushroom crops and mushroom seeds through our affiliated variable interest entity LiaoNing DingXu.

We mainly produce and sell two types of products:

(1)
Fresh mushrooms. We grow fresh mushrooms in our greenhouse and sell them to markets. Our fresh mushrooms include oyster mushroom, king oyster mushroom, king trumpet mushroom, and button mushroom. The revenues from the sales of fresh mushrooms constitute approximately 62.8% and 63.0% of our total revenues in the nine months ended on September 30, 2013 and 2012, respectively.

(2)
Mushroom crops and mushroom seeds. The revenues from the sales of mushroom crops and mushroom seeds approximately 10.8% and 37.0% of our total revenues in the nine months ended on September 30, 2013 and 2012, respectively.

(3)
As the manufacture workshop completed in 2012, the Company began to produce the dried mushroom from fourth quarter in 2012. The revenues from the sales of dried mushroom approximately 26.4% of our total revenues in the nine months ended on September 30, 2013.

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

Financial condition as of September 30, 2013 and December 31, 2012

The following table presents an overview of assets, liabilities and shareholders’ equity as of September 30, 2013 and December  31, 2012.

	September 30,	December 31,	Increase
	2013	2012	(decrease)

Current assets
Cash	574,404	21,245	553,159

Other Receivables	9,987	8,662	1,325

Advance to suppliers	137,590	148,895	(11,305)

Inventory	189,629	139,915	49,714

Other current assets	89,556	85,914	3,642

Total current assets	1,001,166	404,631	596,535

Non-current assets
Property, plant and equipment - net of accumulated depreciation	10,853,295	11,090,729	(237,434)

Construction in progress	1,107,850	1,083,604	24,246

Land use rights	5,731,233	5,768,262	(37,029)

Long term prepaid lease	858,937	879,470	(20,533)

Total non-current assets	18,551,315	18,822,065	(270,750)

Total assets	19,552,481	19,226,696	325,785

Current liabilities
Account payable	3,812	3,729	83

Accrued expenses	17,703	18,519	(816)

Other payables	940	2,879,287	(2,878,347)

Due to Related Parties	3,257,620	5,301,552	(2,043,932)

Total current liabilities	3,280,075	8,203,087	(4,923,012)

Long term payable	1,548,644	1,548,644	-

Total liabilities	4,828,719	9,751,731	(4,923,012)

Shareholders’ equity
Common stock	46,450	66,450	(20,000)

Paid-in capital	8,490,565	8,215,126	275,439

Retained earnings	5,364,775	806,192	4,558,583

Accumulated comprehensive income - foreign currency	677,653	296,297	381,356

Non-controlling interests	144,319	90,900	53,419

Total shareholders’ equity of the Company	14,723,762	9,474,965	5,248,797

Total liabilities and shareholders’ equity	19,552,481	19,226,696	325,785

Liquidity and Capital Resources:

To date, our operations have been funded by contributions to “due to related parties” and the net cash provided by our fast developing operations. As a result, at September 30, 2013 we had $1,001,166 current assets, and $3,280,075 current liabilities mainly consisted of the $3,257,620 due to related party and others. We had working capital deficit of $2,278,909 as of September 30, 2013, which contains liquidity risk for the coming period.  Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. For the due to related party, the shareholders promise that they would not demand repayment from the Company with in next fiscal year.

We believe that our operation would have fast development in future which would provide sufficient net cash to fund our business. During the nine months ended September 30, 2013, we got a net profit $4,606,714 and our operating activities provided $2,211,883 in net cash. Over the long term, our expectation is to see a trend of growing sales for our mushroom series products, including fresh mushrooms, dried mushroom and mushroom crops and seeds, resulting from the improving of general agriculture industry, improving of the planting skills and the quality of our products, and the continuing encouragement from local government.

Assets:

1. Inventory

The balance at the end of this period consisted of raw materials, growing crops and finished goods.

Inventories at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012

Raw materials and supplies	$70,314	$16,781
Growing crops	100,502	123,071
Finished goods	18,813	63
	189,629	139,915

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

Property, Plant and Equipment consists of the following:

	September 30, 2013		December 31, 2012
	USD		USD
Building	a	$ 11,383,318	11,134,288
Plant equipment	b	536,538	524,805
Vehicles	c	34,119	33,372
Office equipment	d	75,227	73,580
Less: Accumulated depreciation	e	1,175,907	675,316
Property, plant and equipment, net		10,853,295	11,090,729
Construction in progress	f	1,107,850	1,083,604
Total property, plant & equipment		11,961,145	12,174,333

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

e. For the nine months ended September 30, 2013 and 2012, the Company recorded depreciation expense of $500,591 and $405,953, respectively.

f. The detailed information of the construction projects in progress which was not yet transfer to fixed assets is as below:

	September 30, 2013	December31, 2012
	USD	USD
Factory workshop	744,958	728,661
Greenhouse and Planting structures	362,883	354,943
Total amount of Construction In Progress	1,107,850	1,083,604

3. Land use right

The Company states land use rights at cost less accumulated amortization. The land use right was used to build up greenhouse and planting structures, manufacturing workshop and other buildings. As of September 30, 2013 and December 31, 2012, the net values of land use rights are $5,731,233 and $5,768,262, respectively.

The land use rights are amortized using the straight line method during the contract period. For the nine months ended September 30, 2013 and 2012, amortization expense amounted to $169,463 and $166,711, respectively.

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

Lease expense of $41,734 and $40,463 were recorded for the nine months ended September 30, 2013 and 2012.

Liabilities:

5. Short-term loan

The Company became indebted to Bank of China in December 2011 for $476,122, payable in December 2012, interest at 8.46% per annum. The loan was repaid in full as of December 31, 2012.

For the nine months ended September 30, 2013 and 2012, the Company recorded interest expense of nil and $24,863, respectively.

6. Other payables

The balance at the end of this period is $940.  Outstanding balance as of December 31, 2012 mainly consisted of the $2,386,445 factory seed cultivation workshop construction and $491,926 land use right, and others. The Company made payments to the seller of the land use right and to contractor for factory construction during the nine months ended on September 30, 2013 for the outstanding balances, which resulted in the decrease of other payables balance.

7. Due to related parties

The total amount of due to related parties consisted of the borrowing of the shareholders. The balance was $3,257,620 and $5,301,552 as of  September 30, 2013 and December 31, 2012, respectively.

The stockholders lent money without interest to the Company, the interest was valued at $256,775 and $267,930 for the nine months ended September 30, 2013 and 2012, respectively. The total interest was reflected in the statement of operations as interest expenses in the nine months ended September 30, 2013 and 2012 with a corresponding amount recorded as a contribution of paid-in capital and Non-controlling interests.

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

10. Retain earnings

The retain earnings increased from net profit in the nine months as of September 30, 2013.

Results of Operations for the nine months ended September 30, 2013 and 2012

The following table presents an overview of our results of operation for the nine months ended September 30, 2013 and 2012.

	Nine months ended	Nine months ended	Increase
	September 30,2013	September 30,2012	(decrease)
		(Restated)
Total revenue	9,582,529	5,487,003	4,095,526
Total cost of revenue	(3,752,063)	(4,187,448)	435,385
Gross profit	5,830,466	1,299,555	4,530,911
General and administrative	(436,600)	(333,116)	(103,484)
Depreciation and amortization	(529,479)	(387,099)	(142,380)
Income from operations	4,864,387	579,340	4,285,047
Other income	-	372,845	(372,845)
Impairment loss	-	(91,468)	91,468
Interest expense	(257,573)	(292,794)	35,221
Income before income taxes	4,606,814	567,923	4,038,891
Income taxes	-	-	-
Net income	4,606,814	567,923	4,038,891

1. Revenue

The following table sets forth the breakdown of our revenue for the nine months ended September 30, 2013 and 2012, respectively:

	2013		2012
	USD	%	USD	%
Fresh mushrooms sales	6,018,925	62.81%	3,465,992	63.17%
Mushroom crops and seeds sales	1,034,974	10.80%	2,021,011	36.83%
Dried mushroom	2,528,630	26.39%	-	-
Total revenue	9,582,529	100%	5,487,003	100%

Sales revenue is recognized at the date of shipment from the Company’s facilities to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, ownership has passed, no other significant obligations of the Company exist and collectability is reasonably assured.

We derived our revenues predominantly from sales of our fresh mushrooms, mushroom crops and seeds and dried mushroom.  For the nine months ended September 30, 2013 and 2012, revenues from sales of our fresh mushrooms sales were $6,018,925 and $3,465,992 respectively representing an increase of $2,552,933. Revenues from sales of our mushroom crops and seeds were $1,034,974 and $2,021,011 for the nine months ended September 30, 2013 and 2012, respectively, which indicated $986,037 decrease. Revenues from sales of our dried mushroom were 2,528,630 for the nine months ended September 30, 2013, which also resulted in a sales significant increase.

The increase of the fresh mushroom and dried mushroom was primarily due to the increase of the sales volume and price. To be specific, the increase in our revenue was attributable to the following reasons:

a.	As most of the greenhouse and planting structures under construction are completed in second half of 2012, productions in the nine months of 2013 was higher than that in the same period of 2012.

b.
The company got the Organic products identification by the authorized government institution in the fourth quarter of 2012, the fresh mushroom price increased significantly, which resulted in a sales increase.

c.
As the manufacture workshop completed in 2012, the Company began to produce the dried mushroom in the fourth quarter of 2012.  Dried mushroom production was further expanded during the nine months of 2013.

We expect to see a trend of growing sales for our mushroom series products, including fresh mushroom dried mushroom, resulting from the growing market share and demand, improvement of the general agriculture industry, improvement of our planting technique and our product quality, and the continuing encouragement from local government.

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

2. Cost of revenue

The following table presents a breakdown of our cost of revenue of fresh mushrooms, mushroom crops and seeds and dried mushrooms for the nine months ended September 30, 2013 and 2012.

	2013	2012
	USD	USD
Cost of fresh mushrooms sales	2,929,068	2,766,136

Cost of mushroom crops and seeds sales	390,804	1,421,312

Cost of dried mushrooms sales	432,191	-

Total	3,752,063	4,187,448

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

3. Gross profit

The following table presents the gross profit of our businesses for the nine months ended September 30, 2013 and 2012:

	2013		2012
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Production Category	USD	%	USD	%

Fresh mushrooms sales	3,089,857	51.34%	699,855	20.19%

Mushroom crops and seeds sales	644,170	62.24%	599,670	29.67%

Dried Mushroom sales	2,096,439	82.91%	-	-

Total gross profit	5,830,466	60.84%	1,299,555	23.68%

Gross profit from our mushroom growing business increased by $ 4,530,911 for the nine months ended September 30, 2013 compared to the same period of 2012.  The increase was a primary result from cumulative effect of our business development and sales volume increase. The gross margin of our fresh mushrooms and mushroom crops and seeds increased because that we began to produce fresh mushroom and mushroom seeds instead of purchasing from third parties as the most of the green house and the mushroom seed cultivation workshop completed in the fourth quarter of 2012, which reduced our cost significantly and improved our gross margin. In addition, the dried mushrooms, the purpose of which is usually used as gift, have large added value and high gross margin.

4. Depreciation and amortization

For the nine months ended September 30, 2013, our depreciation and amortization pertained to operating expenses were $529,479, representing an increase of $142,380, as compared to that for the period of 2012.  The increase was primarily a result of increased in fixed assets during second half of the year 2012.

5. Other income

Other income is used to record the company’s non operating income, such as government grant. For the nine months ended September 30, 2012, the other income included the USD $374,164 from the government grant to encourage developing local agriculture.  The Company did not receive any government grant for the nine months ended September 30, 2013.

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

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the Operating subsidiary is exempted from corporate income tax from 2010 to 2012 and sequentially exempted from enterprise income tax from 2013 to 2015. Accordingly, the Company statutory rate was 0% and 0% for the nine months ended September 30, 2013 and 2012, respectively.

Cash flow for the nine months ended September 30, 2013 and 2012

The following table presents selected cash flow data from our cash flow statements for the nine months ended September 30, 2013 and 2012, respectively.

	2013	2012
		(Restated)
Net cash provided by operating activities	$2,211,883	$631,782

Net cash used in investing activities	-	(1,390,362)

Net cash provided by (used in) financing activities	(2,043,932)	2,258,098

Effect of exchange rate changes on cash and cash equivalents	385,208	(65,463)

Net increase in cash and cash equivalents	553,159	1,434,055

Cash and cash equivalents, beginning of period	21,245	31,863

Cash and cash equivalents, end of period	$574,404	$1,465,918

Operating Activities

Net cash provided by operating activities for the nine months  ended September 30, 2013 was $2,211,883 which was primarily due to (i) an increase of the net income $4,606,814 and (ii) a total increase of $669,473 of the depreciation and amortization of fixed assets, land use right and (iii)an increase of the imputed interest $256,775 and (iv) a total decrease of $3,321,179 of the changes in assets and liabilities.

Net cash provided by operating activities for the nine months  ended September 30, 2012 was $631,782, which was primarily due to (i) a increase of the net income $567,923 and (ii) a total increase of $558,854 of the depreciation and amortization of fixed assets, land use right and (iii)an increase of the imputed interest $267,930 a  (iv) a total decrease of $762,925 of the changes in assets and liabilities.

Investing Activities

No investing activity took place for the nine months ended September 30, 2013.

Net cash used in investing activities was $1,390,362 for the nine months ended September 30, 2012, which was primarily attributable to (i) an investment of $26,118 for the fixed assets and (ii) an investment of $55,381 for the construction in progress to build greenhouse and (iii)an investment of $1,217,162 for the acquisition of land use right and (iv)an investment of $91,701 for the software.

Financing activities

Net cash used in financing activities was $2,043,932 for the nine months ended September 30, 2013, which was mainly attributable to the paid back to related party.

Net cash provided by financing activities was $2,258,098 for the nine months ended September 30, 2012, which was mainly attributable to (i) a total $2,261,109 of the current account from a related party and (ii) a total payment of $3,011 to short-term bank loan.

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

Enterprise income tax

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the operating subsidiary is exempted from enterprise income tax from 2010 to 2012 and sequentially exempted from enterprise income tax from 2013 to 2015. Accordingly, the Company statutory rate was 0% and 0% for the nine months ended September 30, 2013 and 2012, respectively.

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

Based upon the required evaluation, our CEO and CFO concluded that as of September 30, 2013, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of September 30, 2013, the Company’s internal control over financial reporting was not effective due to the following weakness:

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

 Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
31.1 31.2 32.1 32.2
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

101***
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

China Liaoning Dingxu Ecological Agriculture Development, Inc.

Date: November 13, 2013	By:	/ S / Chin Yung Kong
Chin Yung Kong
President
Chief Executive Officer,
Chief Financial Officer