Form 10-K
period 2013-12-31
China Liaoning Dingxu Ecological Agriculture Development, Inc.
filed 2014-04-15
CIK 1501958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2013

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

0086-13909840703
(Issuer’s telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☑ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑ *

* The registrant is a voluntary filer of reports required to be filed by certain companies under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed all reports that would have been required to have been filed by the registrant during the preceding 12 months had it been subject to such filing requirements during the entirety of such period.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant (7,750,000 shares of common stock), as of June 30, 2013, was approximately $465,000, computed by reference to the last reported sale price of $0.06 per share on June 30, 2013.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of March 27, 2014 there were 46,450,000 shares of common stock of the registrant outstanding.

FORM 10-K

Forward-Looking Statements

Various statements contained in this report constitute “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “plan,” “intend” or “anticipate” or the negative thereof or comparable terminology, or by discussion of strategy. Forward-looking statements represent as of the date of this report our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us. Such forward-looking statements are based largely on our current expectations and are inherently subject to risks and uncertainties. Our actual results could differ materially from those that are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, a number of factors, such as: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles and the other risks and uncertainties that are set forth in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results.  Except as otherwise required to be disclosed in periodic reports required to be filed by public companies with the Securities and Exchange Commission (“SEC”) pursuant to the SEC's rules, we have no duty to update these statements, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained in this report will in fact transpire.

As used in this Annual Report on Form 10-K, unless the context requires or is otherwise indicated, the terms “we,” “us,” “our,” the “Registrant,” the “Company,” “our company” and similar expressions include the following entities (as defined below):

(i)            China Liaoning Dingxu Ecological Agriculture Development, Inc. (“CLAD”), formerly known as
Hazlo! Technologies, Inc., a Nevada corporation;

(ii)            China Liaoning DingXu Ecological Agriculture Development Co, Ltd., a BVI company (“DingXu BVI”), a wholly-owned subsidiary of CLAD;

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

ITEM 1. BUSINESS

History

We were incorporated under the name “Hazlo! Technologies, Inc.”  on August 19, 2010 in the State of Nevada. Our initial business plan was to modify and translate software and web applications originally written in English into Spanish and to focus on the needs of the Arizona business community to better serve the Spanish-speaking population.  We did not generate any  revenue from said IT services and data translation services.

On December 12, 2011, we entered a Share Exchange Agreement with DingXu BVI’s sole shareholder (Chin Yung Kong) under which we issue 60,000,000 shares of common stock to Chin Yung Kong to acquire 100% of the issued and outstanding shares of DingXu BVI (the “Share Exchange”). Upon closing of the Share Exchange, DingXu BVI became the wholly owned subsidiary of CLAD.

China Liaoning DingXu Ecological Agriculture Development Co, Ltd., a BVI company (the “DingXu BVI”) was incorporated under the laws of British Virgin Islands on April 15, 2011. Chin Yung Kong was the sole shareholder and director of DingXu BVI.

On July 5, 2011, DingXu BVI formed Panjin Hengrun Biological Technology Development Co., Ltd. 盘锦恒润生物技术开发有限公司, a limited liability company organized under the laws of the PRC  (“Panjin Hengrun”). DingXu BVI owns 99% of the total ownership of Panjing Hengrun.

On November 28, 2011, Panjin Hengrun entered into a set of contractual arrangements with Liaoning Dingxu Ecological Agriculture Development Co., Ltd.辽宁鼎旭生态农业发展有限公司, a limited liability company organized under the laws of the PRC and an affiliated entity of Panjin Hengrun through contractual arrangements (“Liaoning Dingxu”). The contractual arrangements are comprised of a series of agreements, including a Consulting Service Agreement and an Operating Agreement, through which Panjin Hengrun has the right to advise, consult, manage and operate Liaoning Dingxu to collect and own all of Liaoning Dingxu’s net profits and net losses. Additionally, under a Proxy Agreement, the shareholders of Liaoning Dingxu have vested their voting control over Liaoning Dingxu to Panjin Hengrun. In order to further reinforce Panjin Hengrun’s rights to control and operate Liaoning Dingxu, Liaoning Dingxu and its shareholders have granted Panjin Hengrun, under an Option Agreement, the exclusive right and option to acquire all of their equity interests in Liaoning Dingxu, or, alternatively, all of the assets of Liaoning Dingxu. Further, the shareholders of Liaoning Dingxu agreed to pledge all of their rights, titles and interests in Liaoning Dingxu under an Equity Pledge Agreement.

Upon entry of these contractual arrangements, Liaoning Dingxu became the Variable Interest Entity (“VIE”) of Panjin Hengrun pursuant to ASC-810-10-05 and Panjin Hengrun was able to carry out business operations through Liaoning Dingxu.

Liaoning Dingxu was formed as a limited liability company organized under the laws of the PRC on August 6, 2009. It mainly engages in the business of growing mushrooms and marketing, producing and selling mushrooms and related agricultural products.

Since the completion of the Share Exchange, our business operations have been carried out through Panjin Hengrun and its affiliated operating entity Liaoning Dingxu. On December 12, 2011, we ceased the business of development stage IT services and data translation services and started to engage in the business of growing mushrooms and marketing, producing and selling mushrooms and related agricultural products through Liaoning Dingxu.

Business Overview

We mainly engage in the business of growing mushrooms and marketing, producing and selling mushrooms and related agricultural products through our affiliated VIE Liaoning Dingxu.

Main Products

We mainly produce and sell three types of products:

(1)   Fresh mushrooms. We grow fresh mushrooms in our greenhouses and sell them to stores that sell products directly to individual customers. Our fresh mushrooms include oyster mushrooms, king oyster mushrooms, shiitake mushrooms, king trumpet mushrooms and button mushrooms.

(2)   Mushroom seeds. We sell mushroom seeds to farmers in the form of stick shaped containers filled with fertilizers on which the mushrooms grow and bottles of mushroom seeds which are also used to grow mushrooms.

(3)   Dried Mushrooms. We dry and package fresh mushrooms and sell them to stores that sell products directly to individual customers.  Our dried mushrooms include eryngii mushrooms, white mushrooms, jade mushrooms, white king oyster mushrooms and ganoderma.

Seasonality

Our market is not seasonal due to the fact that our mushrooms are grown in the green house and therefore are not affected by season changes. We do, however, need to store our fresh mushrooms, mushroom sticks and spawns in a low temperature environment, which creates extra costs in the spring and summer months.

Market Overview

We sell all of our products in Liaoning Province China.

Sales and Marketing

We conduct direct sales and marketing through our own sales team to stores that sell products directly to individual customers. We have not used agencies and brokers to sell our products.

Our Customers

Our main customers are stores that sell our products to individual customers. We do not have any written agreements with any customers.  Seven customers comprise 100% of our revenue, with each customer having sales ranging from 12% - 20%.

Raw Materials and Source of Raw Materials

The raw materials we use for growing our products include sawdust, straw, bran and chicken manure. We collect materials from local farmers and do not have any supply contracts with any farmers.

Our Competitors

There are many mushroom producers and sellers in China and we only have a very small percentage of the total market in China. On a daily basis, we produce approximately 25,000 kg of fresh mushrooms, 10,000 mushroom sticks and 10,000 bottles of mushroom seed. Our daily production is approximately 33% of our daily production capacity. We believe that Xinghe Biological Inc. located at Dongguan, Guangdong, has approximately 60 tons daily production capability and has approximately 8% of the market share in South China markets and Gaorong Company, located in Shanghai, China, has approximately 100 tons daily production capability and has approximately 10% of the market share in South China markets.

Our Plan of Growth

(1)	Expand our farms. We plan to obtain land use rights to more farmland to expand our mushroom farms and increase the production of our fresh mushrooms.
(2)
Start the production of processed mushroom products. We have purchased, installed and tested equipment to be used in the production of mushroom products, such as canned mushrooms and mushroom drinks. Our production of mushrooms is not sufficient to begin production of such products. We intend to begin production as soon as we can purchase additional mushrooms and hire additional employees.

Intellectual Properties

We currently have following trademarks registered in China:

Trademarks “Dingxu” register number: 8041916;
“Senlinwa” register application number: ZC9880644SL;
“Jindingji” register application number: ZC9880597SL; “Xianzhigu” register application number: ZC9880734SL.

Employees

As of December 31, 2013, we had 53 employees, all of which were full-time.

ITEM 1A. RISK FACTORS

Not Applicable for Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable for Smaller Reporting Company.

ITEM 2. PROPERTIES

LAND USE RIGHTS

The Company has land use rights to 24,806 square meters of land. The term of the land use rights is 50 years, starting in March 2011. The land use right in the amount of $579,580 was fully paid during 2011.  For the year ended December 31, 2013 and 2012, the Company recorded amortization expense of $11,794 and $11,620, respectively. The Company recorded the land use right net value of $566,028 and $560,664 as of December 31, 2013 and 2012 respectively.

The Company has land use rights to 56,139 square meters of land. The term of the land use rights is 46 years, starting in March 2011. The land use right in the amount of $2,698,027 was fully paid for as of December 31, 2013.  The Company recorded liabilities related to this land use right in the amount of $nil and $491,926 as of December 31, 2013 and 2012 respectively.  For the year ended December 31, 2013 and 2012, the Company recorded amortization expense of $58,926 and $58,060, respectively. The Company recorded the land use right net value of $2,623,698 and $2,603,032 as of December 31, 2013 and 2012 respectively.

The Company has land use rights to 428,214 square meters of land. The term of the land use rights is 18 years, starting in January 2012. For the year ended December 31, 2013 and 2012, the Company recorded amortization expense of $157,949 and $153,210, respectively. The Company recorded the land use right net value of $2,531,925 and $2,604,566 as of December 31, 2013 and 2012 respectively.  As the land use right was not yet fully paid for as of December 31, 2013, the Company recorded long term liabilities related to this land use right in the amount of $1,548,644 and $1,548,644 as of December 31, 2013 and 2012 respectively.

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

The Company records lease payments at cost less accumulated rent. The Company entered into a long term agreement with certain unrelated parties to rent land in 2010. The lease payments are recorded as operating lease expenses using the straight line method during the contract period of 20 years beginning at January 1, 2010. The lease payments for the entire contract period were prepaid of $1,030,900. For the year ended December 31, 2013 and 2012, the Company recorded lease expense of $55,240 and $54,192, respectively.

The Company entered into a long term agreement with certain unrelated parties to rent land in 2013. The lease payments are recorded as operating lease expenses using the straight line method during the contract period of 17 years beginning at December 25, 2013. The lease payments for the entire contract period were prepaid of $984,107. For the year ended December 31, 2013 and 2012, the Company recorded lease expense of $nil and $nil, respectively.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings that we believe will have a material adverse effect upon the conduct of our business or our financial position.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently listed on the OTC Bulletin Board (“OTCBB”) under the symbol “CLAD.”

The following table sets forth the range of high and low prices of our common stock as quoted on the OTCBB during the periods indicated. The prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

		High	Low
2012	First Quarter	$0.310	$0.150
	Second Quarter	$0.790	$0.070
	Third Quarter	$0.070	$0.060
	Fourth Quarter	$0.090	$0.035

2013	First Quarter	$0.070	$0.035
	Second Quarter	$0.080	$0.040
	Third Quarter	$0.085	$0.045
	Fourth Quarter	$0.450	$0.055

Our transfer agent is Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301 Clearwater, Florida 33760, Office phone: 727-289-0010.

Dividend Policy

We did not pay any cash dividends on our common stock in the years ended December 31, 2013 and December 31, 2012. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The Company has no equity compensation plan in place.

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable for Smaller Reporting Company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We mainly engage in the business of growing mushrooms and marketing, producing and selling mushrooms and related agricultural products through our affiliated VIE Liaoning Dingxu.

We mainly produce and sell three types of products:

(1)   Fresh mushrooms. We grow fresh mushrooms in our greenhouses and sell them to stores that sell products directly to individual customers. Our fresh mushrooms include oyster mushrooms, king oyster mushrooms, shiitake mushrooms, king trumpet mushrooms and button mushrooms.

The revenues from the sales of fresh mushrooms constitute approximately 67% and 62% of our total revenues in the fiscal year of 2013 and 2012, respectively.

(2)   Mushroom seeds. We sell mushroom seeds to farmers in the form of stick shaped containers filled with fertilizers on which the mushrooms grow and bottles of mushroom seeds which are also used to grow mushrooms.

The revenues from the sales of mushroom seeds was approximately 10% and 28% of our total revenues in the fiscal year of 2013 and 2012, respectively.

(3)   Dried Mushrooms. We dry and package fresh mushrooms and sell them to stores that sell products directly to individual customers.  Our dried mushrooms include eryngii mushrooms, white mushrooms, jade mushrooms, white king oyster mushrooms and ganoderma.

We began to produce dried mushrooms beginning in the fourth quarter in 2012 after the completion of our new manufacturing workshop earlier in 2012. Previous to completing our manufacturing workshop, we sold dried mushrooms produced by a third-party supplier. We have marketed and sold such dried mushrooms through cooperation with wholesalers, local supermarkets, and specialty stores. The revenue from the sales of dried mushrooms was approximately 23% and 10% of our total revenues in the fiscal year of 2013 and 2012, respectively.

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

The Company records lease payments at cost less accumulated rent.
.
Revenue Recognition

The Company engages in the business of growing, producing, marketing and selling fresh mushrooms, dried mushrooms, and mushroom seeds through its affiliated VIE, LiaoNing DingXu.

The Company’s products are mainly sold to secondary wholesalers of local wholesale markets. Sales revenue is recognized at the date of shipment from the Company’s facilities to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, ownership has passed, no other significant obligations of the Company exist and collectability is reasonably assured.

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

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception on September 9, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company did not issue any share-based payments for services or compensation to employees, or otherwise for the periods presented.

Taxation

Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC where the Company operates after taking into account the benefits from any special tax credits or “tax holidays” allowed in the county of operations.

The Company does not accrue United States income tax since it has no operating income in the United States. The operating subsidiary is organized and located in the PRC and does not conduct any business in the United States.

Enterprise income tax

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the operating subsidiary is exempted from enterprise income tax from 2010 to 2014. Accordingly, the Company statutory rate was 0% and 0% for the year ended December 31, 2013 and 2012, respectively.

Value added tax

The Provisional Regulations of The PRC concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the Company is exempted from VAT from 2010 to 2014.

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

Accumulated and Other Comprehensive Income

Accumulated other comprehensive income represents the change in equity of the Company during the periods presented from foreign currency translation adjustments.

FINANCIAL CONDITION

Current assets:

1. Inventory

Inventories consist of raw materials, finished goods, growing crops and others.  The balance of inventories at December 31, 2013 and 2012 consists of the following:

	December 31, 2013	December 31, 2012

Raw materials	$8,145	$16,781
Growing crops	91,860	123,071
Finished goods	-	63
Others	3,908	-
	103,913	139,915

The raw materials decreased $8,636 and the growing crops decreased $31,211 compared to the year ended December 31, 2012 because fewer mushroom sticks were prepared for the winter growing season during fiscal year 2013 as the Company focused on improving the growing quality of each mushroom stick.

2. Property, plant and equipment and Construction in progress

Property, Plant and Equipment consists of the following:

	December 31, 2013		December 31, 2012
Building	a	11,699,426	11,134,288
Plant equipment	b	569,533	524,805
Vehicles	c	34,405	33,372
Office equipment	d	75,857	73,580
Less: Accumulated depreciation	e	1,363,313	675,316
Property, plant and equipment, net		11,015,908	11,090,729
Construction in progress	f	896,438	1,083,604
Total property, plant & equipment		11,912,346	12,174,333

a. The building mainly represented the greenhouses, manufacturing workshops, warehouse, office building and supporting facilities, most of which were transferred from the construction in progress (CIP). The balance at the end of 2013 had an increase of $565,138 as compared to 2012, mainly resulting from the $220,687 transferred from the CIP and the $344,451  unrealized foreign currency translation gain as the exchange rate changed.

b. The plant equipment represented the production equipment purchased from third parties. The balance at the end of 2013 had an increase of $44,728 as compared to 2012, resulting from the $28,498 transferred from advances made to supplier for equipment deposit and the $16,230 unrealized foreign currency translation gain as the exchange rate changed.

c. The vehicles were the trucks for transporting raw materials or finish goods. The increase in 2013 resulted from the unrealized foreign currency translation gain as the exchange rate changed.

d. The office equipment represented for office computers, printers, desks and other office appliances. The increase in 2013 resulted from the unrealized foreign currency translation gain as the exchange rate changed.

e. For the year ended December 31, 2013 and 2012, the Company recorded depreciation expense of $687,997 and $513,574, respectively.

f. The detailed information of the construction projects in progress which was not yet transferred to fixed assets is below:

	December 31, 2013	December 31, 2012
Factory workshop	751,201	728,661
Greenhouse and Planting structures	145,237	354,943
Total amount of CIP	896,438	1,083,604

3. Land use right

The land use right was used to build up greenhouses and planting structures, manufacturing workshops and other buildings. As of December 31, 2013 and 2012, the net values of land use rights were $5,721,651 and $5,768,262, respectively.

For the years ended December 31, 2013 and 2012, amortization expense amounted to $228,669 and $223,018, respectively.

4. Long-term prepaid lease

The Company entered into a long term agreement with certain unrelated parties to rent land in 2010. The lease payments are recorded as operating lease expenses using the straight line method during the contract period of 20 years began at January 1, 2010. The lease payments for the entire contract period totaled $1,030,900.

The Company entered into a long term agreement with certain unrelated parties to rent land in 2013. The lease payments are recorded as operating lease expenses using the straight line method during the contract period of 17 years began at December 25, 2013. The lease payments for the entire contract period totaled $984,107.

Lease expense of $55,240 and $54,192 were recorded for the year ended December 31, 2013 and 2012, respectively.

Liabilities:

5. Other payables

As of December 31, 2013, other payables decreased by $2,878,139 as compared to December 31, 2012.  The decrease was mainly attributable to payment of $2,386,445 made to a rice seed cultivation workshop contractor and payment of $492,085 made a land use right seller.

6. Due to related parties

The amount due to related parties consisted of the borrowing from shareholders to purchase the land use rights and build greenhouses and planting structures. As of December 31, 2013 due to related parties balance decreased by $3,120,151 as compared to December 31, 2012 because the Company repaid a portion of the borrowing with cash flows from operating activities.

The borrowings from related parties had no stated interest rate. The Company recorded imputed interest of $299,319 and $357,240 for the years ended December 31, 2013 and December 31, 2012, respectively. The imputed interest was reflected in the statement of income and comprehensive income as interest expenses in 2013 and 2012 with a corresponding contribution of paid-in capital and non-controlling interests.

7. Long term payable

The Company had a long term payable for the acquisition of land use right. Based on the contract agreement, the future minimum rental payments required for the coming years are as follows:

Years ending December 31:
2019	16,544
2020	153,210
2021	153,210
2022	153,210
2023	153,210
Remaining payments	919,260
Total future minimum payments	$1,548,644

Shareholders’ equity

8.  Shareholders’ Equity

The shareholders’ equity increased by net profit in the year ended December 31, 2013, unrealized foreign currency translation gain and imputed interest on the borrowing from shareholders.

Results of Operations for the year ended December 31, 2013 and 2012

1. Revenue

The following table sets forth the breakdown of our revenue for the year ended December 31, 2013 and 2012, respectively:

	2013	2012
Fresh Mushrooms	8,469,853	5,384,972
Mushroom seeds	1,309,197	2,406,368
Dried mushrooms	2,838,942	825,836
Total revenue	12,617,992	8,617,176

We derived our revenues predominantly from sales of our mushroom products.  For the year ended December 31, 2013 and 2012, revenues from sales of our fresh mushrooms were $8,469,853 and $5,384,972, respectively, representing an increase of $3,084,881. Revenues from sales of our mushroom seeds were $1,309,197 and $2,406,368 for the year ended December 31, 2013 and 2012, respectively, representing a decrease of $1,097,171. Revenues from sales of our dried mushroom were $2,838,942 and $825,836 for the years ended December 31, 2013 and 2012, respectively, representing an increase of $2,013,106.

The increase in revenues from sales of fresh mushrooms and dried mushrooms was primarily due to the increase of the sales volume and price. To be specific, the increase in our revenue was attributable to the following reasons:

a.  As most of the greenhouses and planting structures under construction were completed in the second half of 2012, production in the year 2013 was higher than in the year 2012.

b. The company received the Organic products identification from the authorized government institution in the fourth quarter of 2012, allowing a significant increase in the fresh mushroom price, which resulted in a sales increase.

c. After the manufacture workshops were completed in 2012, the Company began to produce dried mushrooms in the fourth quarter of 2012.  Dried mushroom production was further expanded during the year 2013.

The decrease of the mushroom seeds sales was primarily due to a change in our business model. The business model was to sell mushroom seeds to local farmers and farming organization, and to buy back the grown fresh mushroom from these parties for ultimate distribution in the market. Once most of the greenhouses, planting structures and workshops under construction were completed, the company used most of the mushroom seeds to produce fresh mushrooms instead of selling such seeds, which resulted in a decrease of the mushroom seed sales.

2. Cost of revenue

The following table presents a breakdown of our cost of revenue of our mushroom products for the years ended December 31, 2013 and 2012.

	2013	2012

Cost of fresh mushroom sales	4,232,658	3,881,909

Cost of mushroom seed sales	499,998	1,648,334

Cost of dried mushroom sales	484,525	141,586

Total	5,217,181	5,671,829

For the years ended December 31, 2013 and 2012, cost of fresh mushroom sales were $4,232,658 and $3,881,909, respectively, representing an increase of $350,749. The increase in cost was mainly related to an increase in in-house manufacturing cost due to an increase in in-house production.

For the years ended December 31, 2013 and 2012, cost of mushroom seed sales were $499,998 and $1,648,334, respectively, representing a decrease of $1,148,336. The decrease in cost was consistent with the decrease in sales of mushroom seeds in 2013. Once most of the greenhouses. planting structures and workshops under construction were completed in the second half of 2012, the Company was able to increase its mushroom seed use, and hence increase its in-house mushroom production. Therefore, fewer mushroom seeds were sold to third parties.

For the years ended December 31, 2013 and 2012, cost of dried mushroom sales were $484,525 and $141,586, respectively, representing an increase of $342,939.  The increase in cost was consistent with the increase in sales of dried mushrooms in 2013. Once most of the greenhouses, planting structures and workshops under construction were completed in the second half of 2012, the Company began dried mushroom production in the fourth quarter of 2012. Such production was further expanded in 2013, which resulted in an increase of dried mushroom manufacturing cost.

3. Gross profit

The following table presents the gross profit of our businesses for the year ended December 31, 2013 and 2012:

Production Category	2013	2012

Fresh mushrooms sales	4,237,195	1,503,064

Mushroom crops and seeds sales	809,199	758,033

Dried Mushroom sales	2,354,417	684,250

Total gross profit	7,400,811	2,945,347

Gross profit from our mushroom growing business increased $4,455,464 for the year ended December 31, 2013 compared to the year ended December 31, 2012.  The increase primarily resulted from the cumulative effect of our business development and sales volume increase. The gross margin of our fresh mushrooms and mushroom seeds increased because we began to produce fresh mushrooms and mushroom seeds instead of purchasing from third parties once most of the greenhouses, planting structures and workshops were completed in the second half of 2012, which reduced our cost significantly and improved our gross margin. In addition, dried mushrooms, usually purchased as gifts by customers, have large added value and high gross margin.

4. Depreciation and amortization

For the year ended December 31, 2013, our depreciation and amortization was $720,268, representing an increase of $158,885 compared to the year ended December 31, 2012. The increase was primarily a result of increased fixed assets during the second half of 2012. Such assets depreciated for the whole year in 2013 as compared to half the year in 2012.

5. Bad debt

The bad debt represented an allowance for doubtful receivable accounts which were composed of employee receivables whose aging extended over 3 months and allowance for prepaid expenses due from supplier. For the year ended December 31, 2013, our bad debt was $82,009, representing a decrease of $378,521 compared to the year ended December 31, 2012 because the Company tightened the credit term of employee receivables and prepaid expenses due from suppliers.

6. Other income

Other income is used to record the Company’s non operating income, such as government grant and adjustments of allowance for prepaid expenses. For the year ended  December 31, 2013, the other income was $19,839, representing a decrease of $354,004 compared to the year ended December 31, 2012 because the Company received  $373,843 from the government grant to encourage developing local agriculture in 2012 but not in 2013.

7. Income taxes

In accordance with the relevant tax laws, the Company statutory rate was 0% and 0% for the years ended December 31, 2013 and 2012, respectively.

Liquidity and Capital Resources:

To date, our operations have been funded by contributions from “due to related parties” and the net cash provided by operations. As a result, at December 31, 2013 we had $454,397 current assets and $2,204,930 current liabilities mainly consisted of the $2,181,401 due to related parties and other payables and accrued liabilities. We had a working capital deficit of $1,750,533 as of December 31, 2013.  Therefore, there is a liquidity risk for the coming period.  Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. For the due to related party, the shareholders promised that they would not demand repayment from the Company with in next fiscal year.

We believe that our operations will provide sufficient net cash to fund our business for the next 12 months. During the year ended December 31, 2013, we had net income of $5,693,481 and cash provided by operating activities was $5,346,056. Over the long term, our expectation is to see steadily growing sales of our mushroom products as we continue to invest in and to develop our mushroom planting greenhouses, structures, and workshops, and begin to manufacture processed products such as canned mushrooms and mushroom drinks resulting from our investment in manufacturing equipment and increasing the number of categories and total quantities of our products.

Cash flow for the years ended December 31, 2013 and 2012

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2013 was $5,346,056, which was primarily due to (i) net income before non-controlling interests of $5,754,149, (ii) depreciation and amortization of fixed assets and land use rights in the amount of $916,666, (iii) bad debt of $82,009, (iv) imputed interest of $299,319 and (v) a total decrease of $1,706,087 in assets and liabilities.

Net cash provided by operating activities for the year ended December 31, 2012 was $2,403,001 which was primarily due to (i) net income before non-controlling interests of $1,424,929, (ii) depreciation and amortization of fixed assets and land use rights in the amount of $736,592, (iii) bad debt of $460,530, (iv) imputed interest of $357,240 and (v) a total decrease of $576,290 in assets and liabilities.

Investing Activities

Net cash used in investing activities was $2,878,530 for the year ended December 31, 2013, which was primarily attributable to (i) payment of $2,386,445 to a rice seed cultivation workshop contractor and (ii) payment of $492,085 paid to a land use rights seller.

Net cash used in investing activities was $3,654,684 for the year ended December 31, 2012, which was primarily attributable to (i) an investment of $1,649,206 for fixed assets, (ii) an investment of $58,194 for the construction in progress to build greenhouses, and (iii) an investment of $1,947,284 for the acquisition of land use rights.

Financing activities

Net cash used in financing activities was $3,120,151 for the year ended December 31, 2013, which was mainly attributable to the $3,267,139 repayment made to related parties and $146,988 advances from related parties.

Net cash provided by financing activities was $1,195,978 for the year ended December 31, 2012, which was mainly attributable to (i) a total of $1,672,100 advances from related parties and (ii) a $476,122 payment for a short-term loan.

Impact of inflation

We are subject to commodity price risks arising from price fluctuations in the market prices of the raw materials. We have generally been able to pass on cost increases through price adjustments. However, the ability to pass on these increases depends on market conditions influenced by the overall economic conditions in China. We manage our price risks through productivity improvements and cost-containment measures. We do not believe that inflation risk is material to our business or our financial position, results of operations or cash flows.

Impact of foreign currency fluctuations

The reporting currency of the Company is the U.S. dollar. For the subsidiaries and variable interest entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Financial Instruments

We have not used any financial instruments to manage funding or treasury since our inception.

Commitments for Capital Expenditures

We have no commitments for capital expenditures.  For our business, we plan to obtain land use rights to more farmland and build additional greenhouses to expand our mushroom farms and increase the production of our fresh mushrooms. We have purchased, installed and tested equipment to be used in the production of dried-processed mushroom products, such as canned mushrooms and mushroom drinks. Our production of mushrooms is not sufficient to begin production of such products. We intend to begin production as soon as we purchase additional mushrooms and hire additional employees.

Research and Development

We have not incurred any research and development expenses since our inception.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the financial statements annexed to this annual report immediately after the signature page of this Form 10-K．

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure material information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2013 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weakness described below. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is identified in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer, and effected by the Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

●
provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures of the company are being made only in accordance with authorizations of our management and our directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting has inherent limitations which may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the level of compliance with related policies or procedures may deteriorate.

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making the assessment, management used the framework in “Internal Control –Integrated Framework” promulgated in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on that assessment, our principal executive officer and principal financial and accounting officer concluded that our internal control over financial reporting was not effective  as of December 31, 2013 because pervasive material weaknesses existed in our internal control over financial reporting. Specifically, the Company does not have an independent board of directors or audit committee or adequate segregation of duties.  All of our financial reporting is carried out by our financial consultant. We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, management believes the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Remediation of Material Weakness

The Company intends to establish the following remediation efforts:

(1)
Commence a process and procedure to locate, and nominate for election to the Company’s board of directors, independent directors, including at least one individual qualified to be an audit committee financial expert;

(2)	At such time as independent directors are elected to the Company’s board of directors, establish an independent audit committee;

(3)	Commence a process and procedure to locate and hire qualified individuals to act as Chief Financial Officer and/or Chief Accounting Officer; and

(4)
Under the supervision of the Audit Committee and with the assistance of the Chief Executive Officer and Chief Financial Officer procure the resources, appoint additional personnel and establish the procedures necessary to produce Internal Controls over Financial Reporting that will be effective as evaluated under the framework in “Internal Control – Integrated Framework” promulgated in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.

Conclusion

We believe the measures described above will remediate the material weaknesses we have identified and will continue to strengthen our internal controls over financial reporting. We are committed to continually improving our internal control processes and will diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal controls over financial reporting, we may determine that additional measures are necessary to address control deficiencies. Moreover, we may decide to modify certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Chin Yung Kong, age 61, has served as the Company’s President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director since December 2012 and will continue in such capacity until the next annual meeting of shareholders or his earlier termination, resignation or death. Mr. Chin is our only executive officer and director. Mr. Chin is the Managing Director of QMIS Capital Finance. Since 2002, Mr. Chin has devoted most of his time to advising PRC clients on financial restructuring, pre-audit evaluation before going public, pre-IPO investment strategies, and the process of going public in the United States. From 1995 to 2002, Mr. Chin was financial controller for the Kwok Group Company in the PRC. Prior to 1995, Mr. Chin was a practicing auditor and Certified Public Accountant (CPA) with Foo Kon & Tan in Singapore. Mr. Chin graduated from University of Hull in the United Kingdom with a Masters degree in Finance. Mr. Chin provides financial and strategic expertise to the Company as our sole executive officer and director.

Involvement in Certain Legal Proceedings

To the knowledge of the Company, no executive officer or director has been involved in the last five years in any of the following:

(1) any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

(4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

(5) being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

(6) being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Term of Office

All directors have a term of office expiring at the next annual general meeting of the Company, unless reelected or earlier vacated in accordance with our bylaws. All officers have a term of office lasting until their removal or replacement by the board of directors.

Board Committees

We have not yet implemented any board committees.

Audit Committee

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function. Although we currently have limited working capital and no revenues the Company is reviewing whether it would be in our best interests at this time to retain independent directors to sit on an audit committee. The Company is currently reviewing the processes and procedures required to retain qualified independent directors to sit on an audit committee and other committees of the Company’s board of directors.

Compliance with Section 16(A) of The Securities Exchange Act of 1934

In the year ended December 31, 2013, none of our officers, directors or 10 percent or greater shareholders have been required to file the reports required under Section 16(a).

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

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

Since inception, we have paid no cash or non-cash compensation (including stock options or awards, perquisites, or deferred compensation plans), to our officers or directors. The following tables set forth certain summary information concerning all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers and directors by any person for all services rendered in all capacities to the Company:

Name of Executive Officer and/or Director	Position	Salary	Bonus and Other Compensation	Securities Underlying Stock Options
Chin Yung Kong	President, Secretary, Treasurer and Director, Chief Executive Officer and Chief Financial Officer	None	None	None

Employment Agreement

There are currently no employment agreements or other contracts or arrangements with our Officer or Director. There are no compensation plans or arrangements, including payments to be made by us, with respect to our Officer, Director or Consultants that would result from the resignation, retirement or any other termination of any of our Director, officer or consultants. Most business activities to date have been undertaken by our Chief Executive Officer and other individual retained as independent contractors.

Outstanding Equity Awards at Fiscal Year-End

None in the year ended December 31, 2013.

Stock Option and Awards Plan

None in the year ended December 31, 2013.

Director Compensation

None in the year ended December 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER

The following table sets forth certain information concerning the number of shares of Company common stock owned beneficially by: each person known or believed by us to own, directly or beneficially, more than 5% of our common stock, each of our directors, each of our officers and all of our officers and directors as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the common shares shown.

Name of Beneficial Owner	Number of Common Shares [1]	Percentage of Class [2]

Chin Yung Kong	38,700,000	83.31%
Room 2119 Mingyong Building, No. 60 Xian Road
Shahekou District, Dalian, China 116021

All Officers, Directors and Beneficial Owners as a group (Chin Yung Kong is also the only greater than 5% shareholder)	38,700,000	83.31%

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

(2)	Based on 46,450,000 shares issued and outstanding as of March 27, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Share Exchange that we consummated on December 12, 2011 is a related transaction because the shareholder of Dingxu BVI, Mr. Chin Yung Kong, is our current officer and director and majority shareholder.

On January 08, 2013, Chin Yung Kong cancelled 20,000,000 shares of common stock.

Due to related parties: The total amount due to related parties consisted of the borrowing from shareholders to purchase land use rights and build greenhouses and planting structure . The balance was $2,181,401 and $5,301,552 as of December 31, 2013 and 2012, respectively.

Imputed interest: Certain shareholders lent money without interest to the Company, the interest valued at $299,319 and $357,240 for the years ended December 31, 2013 and 2012, respectively. The total interest was reflected in the statement of operations as interest expenses in 2013 and 2012, respectively, with a corresponding contribution of paid-in capital and non-controlling interest.

Policy for Approval of Related Party Transactions

We do not currently have a formal related party approval policy for review and approval of transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Director Independence

We do not have any independent Director as defined by a national securities exchange.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2013	$111,097	M&K CPAS, PLLC
2012	$42,000	M&K CPAS, PLLC

Item 15. Exhibits and Financial Statement Schedules Financial Statements The financial statements are attached immediately after the signature page of this Annual Report on Form 10-K. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation
3.2	Bylaws*
10.1	Share Exchange Agreement**
10.2	Consulting Service Agreement (Panjin Hengrun and Liaoning Dingxu)**
10.3	Operating Agreement (Panjin Hengrun and Liaoning Dingxu)**
10.4	Equity Pledge Agreement (Panjin Hengrun and Liaoning Dingxu)**
10.5	Option Agreement (Panjin Hengrun and Liaoning Dingxu)**
10.6	Proxy Agreement (Panjin Hengrun and Liaoning Dingxu)**
21	Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
101***
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC.

April 15, 2014	By:	/s/ Chin Yung Kong
Chin Yung Kong
Chief Executive Officer, President,
Chief Financial Officer, President,
Secretary and Treasurer
(Principal Executive Officer
and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

Chin Yung Kong	Director, Chief Executive Officer, President, Chief Financial Officer, President, Secretary and Treasurer	April 15, 2014
(Principal Executive Officer and Principal Financial Officer)

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC .

FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012 (Audited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

China Liaoning Dingxu Ecological Agriculture Development, Inc.

We have audited the accompanying consolidated balance sheets of China Liaoning Dingxu Ecological Agriculture Development, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for each of the twelve month periods then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Liaoning Dingxu Ecological Agriculture Development, Inc. as of December 31, 2013 and 2012, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

 /s/ M&K CPAS, PLLC
 www.mkacpas.com
Houston, Texas

April 14, 2014

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	As of	As of
	December 31, 2013	December 31, 2012

ASSETS

Cash and cash equivalents	11,797	21,245
Inventories	103,913	139,915
Advances to suppliers	82,195	148,895
Receivables, net	166,310	8,662
Other current assets	90,182	85,914
Total Current Assets	454,397	404,631

Property and equipment, net	11,015,908	11,090,729
Construction in progress	896,438	1,083,604
Land use right	5,721,651	5,768,262
Prepaid lease for land	1,836,789	879,470
Total Assets	$19,925,183	$19,226,696

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Account payable	3,842	3,729
Accrued expenses	18,539	18,519
Other payable	1,148	2,879,287
Due to related parties	2,181,401	5,301,552
Total Current Liabilities	2,204,930	8,203,087

Long term payable	1,548,644	1,548,644

Total Liabilities	3,753,574	9,751,731

Stockholders' Equity:

Common stock ($0.001 par value; 75,000,000 shares authorized; 46,450,000 and 66,450,000 shares issued and outstanding at December 31, 2013 and December 31, 2012)	46,450	66,450
Additional paid-in capital	8,533,116	8,215,126
Retained earnings	6,499,673	806,192
Accumulated other comprehensive income	933,042	296,297
Non-controlling interests	159,328	90,900

Total Stockholders' Equity	16,171,609	9,474,965

Total Liabilities and Stockholders' Equity	$19,925,183	$19,226,696

See accompanying notes to audited consolidated financial statements

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLARS)

	The year ended	The year ended
	December 31, 2013	December 31, 2012

NET REVENUES	$12,617,992	$8,617,176

COST OF REVENUES	5,217,181	5,671,829

GROSS PROFIT	7,400,811	2,945,347

OPERATING EXPENSES:
Depreciation and amortization	720,268	561,383
Bad debt	82,009	460,530
General and administrative	564,019	466,801
Total Operating Expenses	1,366,296	1,488,714

INCOME FROM OPERATIONS	6,034,515	1,456,633

OTHER INCOME (EXPENSE):
Other income	19,839	373,843
Interest expense	(300,218)	(397,466)
Foreign exchange Gain (Loss)	13	(8,081)

INCOME BEFORE PROVISION FOR INCOME TAX	5,754,149	1,424,929

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTERESTS	$5,754,149	$1,424,929

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	60,668	15,373

NET INCOME (LOSS)	$5,693,481	$1,409,556

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain (loss)	643,177	45,087

LESS: OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	6,432	451

COMPREHENSIVE INCOME	$6,330,226	$1,454,192

NET INCOME PER COMMON SHARE:
Basic	$0.12	$0.02
Diluted	$0.12	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,888,356	66,450,000
Diluted	46,888,356	66,450,000

See accompanying notes to audited  consolidated financial statements.

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(AMOUNTS EXPRESSED IN US DOLLARS)

					ACCUMULATED
			ADDITIONAL	RETAINED EARNINGS	OTHER		TOTAL
	COMMON		PAID-IN	(ACCUMULATED	COMPREHENSIVE	NON-CONTROLLING	SHAREHOLDERS'
	STOCK	AMOUNT	CAPITAL	LOSS)	INCOME	INTERESTS	EQUITY

Balance, December 31, 2011	66,450,000	$66,450	$7,860,373	$(603,364)	$251,661	$72,589	$7,647,709

Imputed Interest	-	-	354,753	-	-	2,487	357,240
Net income	-	-	-	1,409,556	-	15,373	1,424,929
Foreign currency translation adjustment	-	-	-	-	44,636	451	45,087

Balance, December 31, 2012	66,450,000	$66,450	$8,215,126	$806,192	$296,297	$90,900	$9,474,965

Cancellation of shares (1/8/2013)	(20,000,000)	(20,000)	20,000	-	-	-	-
Imputed Interest	-	-	297,990	-	-	1,328	299,318
Net income	-	-	-	5,693,481	-	60,668	5,754,149
Foreign currency translation adjustment	-	-	-	-	636,745	6,432	643,177

Balance, December 31, 2013	46,450,000	$46,450	$8,533,116	$6,499,673	$933,042	$159,328	$16,171,609

See accompanying notes to audited consolidated financial statements.

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the year Ended
	December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	5,693,481	1,409,556
Net income attributable to non-controlling interests	60,668	15,373
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt	82,009	460,530
Depreciation and amortization	916,666	736,592
Imputed interest	299,319	357,240
Changes in assets and liabilities:
Inventories	36,002	(73,057)
Other receivables - related parties	-	(36,693)
Other receivables	(157,648)	(362,823)
Other current assets	(4,268)	(85,914)
Prepaid expense	(1,001,126)	15,255
Accounts payable and accrued liabilities	(579,047)	(33,058)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,346,056	2,403,001

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,386,445)	(1,649,206)
Construction in progress	-	(58,194)
Acquisition of land use right	(492,085)	(1,947,284)
NET CASH USED IN INVESTING ACTIVITIES	(2,878,530)	(3,654,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loan	-	(476,122)
Proceeds from related parties	146,988	1,672,100
Repayment to related parties	(3,267,139)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,120,151)	1,195,978

EFFECT OF EXCHANGE RATE ON CASH	643,177	45,087

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,448)	(10,618)

CASH AND CASH EQUIVALENTS - beginning of period	21,245	31,863

CASH AND CASH EQUIVALENTS - end of period	11,797	21,245

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for Interest	899	40,226

NON-CASH INVESTING AND FINANCING ACTIVITIES
Transfer of construction in progress to fixed assets	220,687	-
Transfer from prepaid expense to fixed assets	28,498	491,450
Acquisition of land use right payable	-	818,522
Acquisition of fixed assets payable	-	2,386,445

See accompanying notes to audited  consolidated financial statements.

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE  1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

China Liaoning Dingxu Ecological Agriculture Development Inc. (the "Company") was incorporated under the laws of State of Nevada on August 19, 2010.  The Company is primarily engaged in the growing, marketing, producing and selling of agriculture products in People’s Republic of China (“PRC”).

On December 12, 2011, the Company entered a Share Exchange Agreement with DingXu BVI Shareholder (Chin Yung Kong) under which the Company issued  60,000,000 shares of common stock to Chin Yung Kong to acquire 100% of the issued and outstanding shares of DingXu BVI.

China Liaoning DingXu Ecological Agriculture Development Co, Ltd., a BVI company (“DingXu BVI”) was incorporated under the laws of British Virgin Islands on April 15, 2011. Chin Yung Kong was the sole shareholder and director of DingXu BVI.

On July 5, 2011, DingXu BVI formed Panjin Hengrun Biological Technology Development Co, Ltd., a limited liability company organized under the laws of the PRC (“Panjin Hengrun”). DingXu BVI owns 99% of the total ownership of Panjing Hengrun.

On November 28, 2011, Panjin Hengrun entered into a set of contractual arrangements with Liaoning Dingxu Ecological Agriculture Development Co., Ltd., a limited liability company organized under the laws of the PRC and an affiliated entity of Panjin Hengrun through contractual arrangements (“Liaoning Dingxu”). The contractual arrangements are comprised of a series of agreements, including a Consulting Service Agreement and an Operating Agreement, through which Panjin Hengrun has the right to advise, consult, manage and operate Liaoning Dingxu and to collect and own all of Liaoning Dingxu’s net profits and net losses. Additionally, under a Proxy Agreement, the shareholders of Liaoning Dingxu have vested their voting control over Liaoning Dingxu to Panjin Hengrun. In order to further reinforce Panjin Hengrun’s rights to control and operate Liaoning Dingxu. Liaoning Dingxu and its shareholders have granted Panjin Hengrun, under an Option Agreement, the exclusive right and option to acquire all of their equity interests in Liaoning Dingxu, or, alternatively, all of the assets of Liaoning Dingxu. Further, the shareholders of Liaoning Dingxu agreed to pledge all of their rights, titles and interests in Liaoning Dingxu under an Equity Pledge Agreement.

Upon entry of these contractual arrangements, Liaoning Dingxu became the Variable Interest Entity (“VIE”) of Panjin Hengrun pursuant to ASC-810-10-05 and Panjin Hengrun was able to carry out business operations through Liaoning Dingxu.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company had cash balances of $11,797 and $21,245 as of December 31, 2013 and 2012, respectively.  The Company had no cash equivalent as of December 31, 2013 and 2012.

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

The Company has land use rights to 24,806 square meters of land. The term of the land use rights is 50 years, starting in March 2011. The land use right in the amount of $579,580 was fully paid during 2011.  For the year ended December 31, 2013 and 2012, the Company recorded amortization expense of $11,794 and $11,620, respectively. The Company recorded the land use right net value of $566,028 and $560,664 as of December 31, 2013 and 2012, respectively.

The Company has land use rights to 56,139 square meters of land. The term of the land use rights is 46 years, starting in March 2011. The land use right in the amount of $2,698,027 was fully paid for as of December 31, 2013.  The Company recorded liabilities related to this land use right in the amount of $nil and $491,926 as of December 31, 2013 and 2012, respectively.  For the years ended December 31, 2013 and 2012, the Company recorded amortization expense of $58,926 and $58,060, respectively. The Company recorded the land use right net value of $2,623,698 and $2,603,032 as of December 31, 2013 and 2012, respectively.

The Company has land use rights to 428,214 square meters of land. The term of the land use rights is 18 years, starting in January 2012. For the years ended December 31, 2013 and 2012, the Company recorded amortization expense of $157,949 and $153,210, respectively. The Company recorded the land use right net value of $2,531,925 and $2,604,566 as of December 31, 2013 and 2012, respectively.  As the land use right was not yet fully paid for as of December 31, 2013, the Company recorded long term liabilities related to this land use right in the amount of $1,548,644 and $1,548,644 as of December 31, 2013 and 2012, respectively.

LONG TERM PREPAID LEASE

Leases where substantially all the risks and rewards of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases net of any incentives received from the lessor are charged to the consolidated statements of operations on a straight-line basis over the terms of the underlying lease.

The Company records lease payments at cost less accumulated rent. The Company entered into a long term agreement with certain unrelated parties to rent land in 2010. The lease payments are recorded as operating lease expenses using the straight line method during the contract period of 20 years beginning at January 1, 2010. The lease payments for the entire contract period of $1,030,000  were prepaid. For the years ended December 31, 2013 and 2012, the Company recorded lease expense of $55,240 and $54,192, respectively.

The Company entered into a long term agreement with certain unrelated parties to rent land in 2013. The lease payments are recorded as operating lease expenses using the straight line method during the contract period of 17 years beginning at December 25, 2013. The lease payments of  for the entire contract period $984,107 were prepaid. For the years ended December 31, 2013 and 2012, the Company recorded lease expense of $nil and $nil, respectively.

REVENUE RECOGNITION

The Company engages in the business of growing, producing, marketing and selling fresh mushrooms, dried mushrooms, and mushroom seeds through its affiliated VIE, LiaoNing DingXu.

The Company’s products are mainly sold to secondary wholesalers of local wholesale markets. Sales revenue is recognized at the date of shipment from the Company’s facilities to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, ownership has passed, no other significant obligations of the Company exist and collectability is reasonably assured.

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

BASIC AND DILUTED LOSS PER SHARE

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

STOCK-BASED COMPENSATION

The Company adopted FASB guidance on stock based compensation upon inception on September 9, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company did not issue any share-based payments for services or compensation to employees, or otherwise for the periods presented.

TAXATION

Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC where the Company operates after taking into account the benefits from any special tax credits or “tax holidays” allowed in the county of operations.

The Company does not accrue United States income tax since it has no operating income in the United States. The operating subsidiary is organized and located in the PRC and does not conduct any business in the United States.

Enterprise income tax

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the operating subsidiary is exempted from enterprise income tax from 2010 to 2014. Accordingly, the Company statutory rate was 0% and 0% for the year ended December 31, 2013 and 2012, respectively.

Value added tax

The Provisional Regulations of The PRC concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the Company is exempted from VAT from 2010 to 2014.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

NOTE 3. ADVANCES TO SUPPLIER

Advance to supplier was mainly used to record the advance paid as deposit on equipment and raw materials being purchased. Advance to supplier at December 31, 2013 and 2012 consists of the following:

	December 31, 2013	December 31, 2012

Au Rui Jin Packaing Co., LTD	$40,840	$-
Chaoyang Co., LTD	32,804	-
LanZhou LinMeiKe machine manufacture Co., LTD	-	27,643
PanJin JingZe Rice Co., LTD	-	79,548
Others	8,551	41,704
	82,195	148,895

NOTE 4. RECEIVABLES

Receivables consisted of account receivable due from sales of mushroom products and advances made to Company employee for future business related expenses, balance as of December 31, 2013 and 2012 are as following:

	December 31, 2013	December 31, 2012

Account receivable	$150,832	$-
Employee advances	15,478	8,662
	166,310	8,662

NOTE 5. INVENTORIES

Inventories consist of raw materials, finished goods, growing crops and others.

Raw materials that were not put into production as of fiscal year end were stated at the lower of cost or market.

As fresh mushrooms were perishable goods, finished goods consist of dried mushrooms at fiscal year end.

Growing crops consist of expenditures valued at the lower of cost or market and are deferred and charged to cost of goods sold when the related crop is harvested and sold.   The deferred growing costs included in inventories in the consolidated balance sheets consist primarily of raw material of the crops, direct labor, depreciation of fixed assets used directly in growing, land lease payment for the field used to grow crops, and utilities used in the production site.  Cost included in growing crops related to the current crop year.

Inventories at December 31, 2013 and 2012 consisted of the following:

	December 31, 2013	December 31, 2012

Raw materials and supplies	$8,145	$16,781
Growing crops	91,860	123,071
Finished goods	-	63
Others	3,908	-
	103,913	139,915

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment at December 31, 2013 and 2012 consists of the following:

	December 31, 2013	December 31, 2012

Building	$11,699,426	$11,134,288
Plant	569,533	524,805
Vehicles	34,405	33,372
Office equipment	75,857	73,580
	12,379,221	11,766,045

Less: Accumulated depreciation	1,363,313	675,316
Property, plant and equipment, net	11,015,908	11,090,729

For the year ended December 31, 2013 and 2012, the Company recorded depreciation expense of $687,997 and $513,574, respectively.

NOTE 7. CONSTRUCTION IN PROGRESS

Construction in progress activities for the year ended December 31, 2013 and 2012 as following:

	December 31, 2013	December 31, 2012
The beginning balance:
Greenhouse and planting structures	$354,943	$314,400
Factory workshop	728,661	711,010
	1,083,604	1,025,410
Activities:
Add : Investment this year	-	4,088,199
Unrealized foreign currency translation gain	33,521	-
Less: Transfer to fixed assets	(220,687)	(4,030,005)
	(187,166)	58,194
The ending balance:
Greenhouse and planting structures	145,237	354,943
Factory workshop	751,201	728,661
	896,438	1,083,604

NOTE 8. LOAN PAYABLE

The Company became indebted to Bank of China in December 2011 for $476,122, payable in December 2012, interest at 8.46% per annum. The loan was repaid in full as of December 31, 2012. For the years ended December 31, 2013 and 2012, the Company recorded interest expense of nil and $40,226 respectively.

NOTE 9. OTHER PAYABLE

Company acquired land use right and engaged contractors to build various factories. Outstanding balances due to these third parties were recorded in other payable.  Other payable balances as of December 31, 2013 and 2012 consisted of the following:

	December 31, 2013	December 31, 2012

Land use right	$-	$491,926
Factory construction	-	2,386,445
Others	1,148	916
	1,148	2,879,287

NOTE 10. RELATED PARTY TRANSACTIONS

Due to related parties: The total amount due to related parties consisted of the borrowing from shareholders to purchase land use rights and building greenhouses and planting structures.  The balance was $2,181,401 and $5,301,552 as of December 31, 2013 and 2012, respectively.

Imputed interest: Certain stockholders advanced funds to the Company with no stated interest rate. The interest is imputed at 8% annually.  The Company recorded imputed interest in the amount of $299,318 and $357,240 for the years ended December 31, 2013 and 2012, respectively.

NOTE 11. COMMON STOCK

During the years ended December 31, 2013 and 2012, the Company recorded imputed interest on outstanding due to related parties balance as a contribution of paid-in capital in the amount of $299,318 and $357,240, respectively.

On January 8, 2013, majority shareholder, Chin Yung Kong, cancelled 20,000,000 common shares.

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. There are a total of 46,450,000 common shares issued and outstanding at December 31, 2013. No preferred shares have been authorized or issued. The Company has not granted any stock options and has not recorded any stock-based compensation since inception.

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities as of December 31, 2013:

Fair Value Measurements at
Balance as of December 31, 2013	Level 1	Level 2	Level 3

$-	$-	$-	$-

The following table provides a summary of the fair values of assets and liabilities as of December 31, 2012:

Fair Value Measurements at
Balance as of December 31, 2012	Level 1	Level 2	Level 3

$-	$-	$-	$-

NOTE 13. NON-CONTROLLING INTEREST

Non-controlling interest represents the 1% interest in the subsidiaries. The net income, unrealized foreign currency translation gain and imputed interest attributable to the non-controlling interest total $68,428 and $18,311 in the years 2013 and 2012, respectively. The Company recorded $159,328 and $90,900 non-controlling interest as of December 31, 2013 and 2012, respectively.

NOTE 14. COMMITMENT AND CONTINGENCIES

The Company had a long term payable for the acquisition of a land use right. Based on the contract agreement, the future minimum rental payments required for the coming years are as follows:

Years ending December 31:
2019	16,544
2020	153,210
2021	153,210
2022	153,210
2023	153,210
Remaining payments	919,260
Total future minimum payments	$1,548,644

Besides the long term payable for land use right, the Company will make payment to shareholders time to time.

The Company did not have other significant capital commitments, or significant guarantees as of December 31, 2013 and 2012, respectively.

NOTE 15. CONCENTRATION

For the year ended December 31, 2013, seven of the Company’s customers accounted for 100% of revenues.  Each of the seven customers had sales range from 12% - 20%.  As of December 31, 2013, six of the Company’s customers accounted for approximately 95% of the accounts receivable balance.  Each of the six customers had an account receivable balance range from 10% - 17%.  An adverse change in the Company’s relationship with these customers could negatively affect the Company’s revenues and their results of operations.

For the year ended December 31, 2012, six of the Company’s customers accounted for approximately 94% of revenues.  Each of the six customers had sales range from 12% - 20%.  As of December 31, 2012, the Company had no account receivable due from customers.  An adverse change in the Company’s relationship with these customers could negatively affect the Company’s revenues and their results of operations.

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

On July 5, 2011, DingXu BVI formed Panjin Hengrun Biological Technology Development Co, Ltd., a limited liability company organized under the laws of the PRC (“Panjin Hengrun”). DingXu BVI owns 99% of the total ownership of Panjing Hengrun.

On November 28, 2011, Panjin Hengrun entered into a set of contractual arrangements with Liaoning Dingxu Ecological Agriculture Development Co., Ltd., a limited liability company organized under the laws of the PRCand an affiliated entity of Panjin Hengrun through contractual arrangements (“Liaoning Dingxu”). The contractual arrangements are comprised of a series of agreements, including a Consulting Service Agreement and an Operating Agreement, through which Panjin Hengrun has the right to advise, consult, manage and operate Liaoning Dingxu to collect and own all of Liaoning Dingxu’s net profits and net losses. Additionally, under a Proxy Agreement, the shareholders of Liaoning Dingxu have vested their voting control over Liaoning Dingxu to Panjin Hengrun. In order to further reinforce Panjin Hengrun’s rights to control and operate Liaoning Dingxu.  Liaoning Dingxu and its shareholders have granted Panjin Hengrun, under an Option Agreement, the exclusive right and option to acquire all of their equity interests in Liaoning Dingxu, or, alternatively, all of the assets of Liaoning Dingxu. Further, the shareholders of Liaoning Dingxu agreed to pledge all of their rights, titles and interests in Liaoning Dingxu under an Equity Pledge Agreement.

Upon entry of these contractual arrangements, Liaoning Dingxu became the Variable Interest Entities (“VIE”) of Panjin Hengrun pursuant to ASC-805-10-05 and Panjin Hengrun was able to carry out business operations through Liaoning Dingxu.

Per ASC-805-50-45,”Transactions Between Entities Under Common Control”, the presentation of the financial statements pertain to financial statements of all consolidating subsidiaries for the period January 1 through December 31 for fiscal year 2013 and 2012.

NOTE 17. SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855 and the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

EXHIBIT INDEX
Exhibit No.	Description
3.1	Articles of Incorporation
3.2	Bylaws*
10.1	Share Exchange Agreement**
10.2	Consulting Service Agreement (Panjin Hengrun and Liaoning Dingxu)**
10.3	Operating Agreement (Panjin Hengrun and Liaoning Dingxu)**
10.4	Equity Pledge Agreement (Panjin Hengrun and Liaoning Dingxu)**
10.5	Option Agreement (Panjin Hengrun and Liaoning Dingxu)**
10.6	Proxy Agreement (Panjin Hengrun and Liaoning Dingxu)**
21	Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
101***
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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