Form 10-Q
period 2014-03-31
China Liaoning Dingxu Ecological Agriculture Development, Inc.
filed 2014-05-15
CIK 1501958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

0086-13909840703
(Issuer’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ *

* The registrant is a voluntary filer of reports required to be filed by certain companies under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed all reports that would have been required to have been filed by the registrant during the preceding 12 months had it been subject to such filing requirements during the entirety of such period.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of April 29, 2014 there were 46,450,000 shares of common stock of the registrant outstanding.

Forward-Looking Statements

Various statements contained in this report constitute “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “plan,” “intend” or “anticipate” or the negative thereof or comparable terminology, or by discussion of strategy. Forward-looking statements represent as of the date of this report our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us. Such forward-looking statements are based largely on our current expectations and are inherently subject to risks and uncertainties. Our actual results could differ materially from those that are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, a number of factors, such as: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles and the other risks and uncertainties that are set forth in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As used in this Quarterly Report on Form 10-Q, unless the context requires or is otherwise indicated, the terms “we,” “us,” “our,” the “Registrant,” the “Company,” “our company” and similar expressions include the following entities (as defined below):

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

i

Item 1. Financial Statements

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	As of	As of
	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS

Cash and cash equivalents	1,220,407	11,797
Inventories	105,747	103,913
Advances to suppliers	85,104	82,195
Other receivables, net	-	166,310
Other current assets	89,373	90,182
Total Current Assets	1,500,631	454,397

Property and equipment, net	10,733,368	11,015,908
Construction in progress	888,395	896,438
Land use right	5,610,597	5,721,651
Prepaid lease for land	1,792,246	1,836,789
Total Assets	$20,525,237	$19,925,183

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Account payable	3,806	3,842
Accrued expenses	18,977	18,539
Other payable	653	1,148
Due to related parties	2,185,152	2,181,401
Total Current Liabilities	2,208,588	2,204,930

Long term payable	1,548,644	1,548,644

Total Liabilities	3,757,232	3,753,574

Stockholders' Equity:

Common stock ($0.001 par value; 75,000,000 shares authorized; 46,450,000 and 46,450,00 shares issued and outstanding at March 31, 2014 and December 31, 2013)	46,450	46,450
Additional paid-in capital	8,576,709	8,533,116
Retained earnings	7,254,072	6,499,673
Accumulated other comprehensive income	725,242	933,042
Non-controlling interests	165,532	159,328
Total Stockholders' Equity	16,768,005	16,171,609

Total Liabilities and Stockholders' Equity	$20,525,237	$19,925,183

See accompanying notes to unaudited consolidated financial statements

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLARS)
(Unaudited)

	The three months ended	The three months ended
	March 31, 2014	March 31, 2013

NET REVENUES	$3,447,548	$3,348,006

COST OF REVENUES	1,235,343	1,535,050

GROSS PROFIT	2,212,205	1,812,956

OPERATING EXPENSES:
Depreciation and amortization	187,469	174,038
Bad debt	1,141,225	-
General and administrative	93,590	59,842
Total Operating Expenses	1,422,284	233,880

INCOME FROM OPERATIONS	789,921	1,579,076

OTHER INCOME (EXPENSE):
Interest expense	(43,648)	(106,043)
Other income	16,426	-

INCOME BEFORE PROVISION FOR INCOME TAX	762,699	1,473,033

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTERESTS	$762,699	$1,473,033

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	8,300	15,132

NET INCOME (LOSS)	$754,399	$1,457,901

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain(loss)	(209,899)	37,391

LESS: OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(2,099)	314

COMPREHENSIVE INCOME	$546,599	$1,494,978

NET INCOME PER COMMON SHARE:
Basic	$0.02	$0.03
Diluted	$0.02	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,450,000	48,005,556
Diluted	46,450,000	48,005,556

See accompanying notes to unaudited consolidated financial statements

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS)
(Unaudited)

	For the three months Ended
	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	754,399	1,457,901
Net income attributable to non-controlling interests	8,300	15,132
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt	1,141,225	-
Depreciation and amortization	228,486	218,792
Imputed interest	43,596	105,942
Changes in assets and liabilities:
Inventories	(1,834)	63,547
Other receivables	166,310	8,662
Other current assets	809	(786)
Prepaid expense	41,634	9,582
Accounts payable and accrued liabilities	173,058	(1,410,235)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,555,983	468,537

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to related parties	(1,141,225)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,141,225)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	30,989	-
Proceeds to related parties	(27,238)	(8,944)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,751	(8,944)

EFFECT OF EXCHANGE RATE ON CASH	(209,899)	37,391

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,208,610	496,984

CASH AND CASH EQUIVALENTS - beginning of period	11,797	21,245

CASH AND CASH EQUIVALENTS - end of period	1,220,407	518,229

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cancellation of common shares by shareholder	-	20,000

See accompanying notes to unaudited consolidated financial statements

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company had cash balances of $1,220,407 and $11,797 as of March 31, 2014 and December 31, 2013, respectively.  The Company had no cash equivalent as of March 31, 2014 and December 31, 2013.

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

The Company has land use rights to 24,806 square meters of land. The term of the land use rights is 50 years, starting in March 2011. The land use right in the amount of $579,580 was fully paid during 2011.  For the three months ended March 31, 2014 and 2013, the Company recorded amortization expense of $2,979 and $2,913, respectively. The Company recorded the land use right net value of $557,987 and $566,028 as of March 31, 2014 and December 31, 2013, respectively.

The Company has land use rights to 56,139 square meters of land. The term of the land use rights is 46 years, starting in March 2011. The land use right in the amount of $2,698,027 was fully paid during 2013.  For the three months ended March 31, 2014 and 2013, the Company recorded amortization expense of $14,913 and $14,553, respectively. The Company recorded the land use right net value of $2,585,327 and $2,623,698 as of March 31, 2014 and December 31, 2013, respectively.

The Company has land use rights to 428,214 square meters of land. The term of the land use rights is 18 years, starting in January 2012. For the three months ended March 31, 2014 and 2013, the Company recorded amortization expense of $39,133 and $38,404, respectively. The Company recorded the land use right net value of $2,467,283 and $2,531,925 as of March 31, 2014 and December 31, 2013, respectively.  As the land use right was not yet fully paid for as of March 31, 2014, the Company recorded long term liabilities related to this land use right in the amount of $1,548,644 and $1,548,644 as of March 31, 2014 and December 31, 2013, respectively.

LONG TERM PREPAID LEASE

Leases where substantially all the risks and rewards of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases net of any incentives received from the lessor are charged to the consolidated statements of operations on a straight-line basis over the terms of the underlying lease.

The Company records lease payments at cost less accumulated rent. The Company entered into a long term agreement with certain unrelated parties to rent land in 2010. The lease payments are recorded as operating lease expenses using the straight line method during the contract period of 20 years beginning at January 1, 2010. The lease payments for the entire contract period of $1,030,000 were prepaid. For the three months ended March 31, 2014 and 2013, the Company recorded lease expense of $13,980 and $13,643, respectively.

The Company entered into a long term agreement with certain unrelated parties to rent land in 2013. The lease payments are recorded as operating lease expenses using the straight line method during the contract period of 17 years beginning at December 25, 2013. The lease payments for the entire contract period $984,107 were prepaid. For the three months ended March 31, 2014 and 2013, the Company recorded lease expense of $13,621 and $nil, respectively.

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

Enterprise income tax

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the operating subsidiary is exempted from enterprise income tax from 2010 to 2014. Accordingly, the Company statutory rate was 0% and 0% for the three months ended March 31, 2014 and 2013, respectively.

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

NOTE 3. ADVANCES TO SUPPLIER

Advance to supplier was mainly used to record the advance paid as deposit on raw materials being purchased. Advance to supplier at March 31, 2014 and December 31, 2013 consists of the following:

	March 31, 2014	December 31, 2013

Au Rui Jin Packaing Co., LTD	$40,474	$40,840
Chaoyang Co., LTD	32,509	32,804
Others	12,121	8,551
	85,104	82,195

NOTE 4. RECEIVABLES

Receivables consisted of account receivable due from sales of mushroom products and advances made to Company employee for future business related expenses, balance as of March 31, 2014 and December 31, 2013 are as following:

	March 31, 2014	December 31, 2013

Account receivable	$-	$150,832
Employee advances	-	15,478
	-	166,310

NOTE 5. INVENTORIES

Inventories consist of raw materials, finished goods, growing crops and others.

Raw materials that were not put into production as of period end were stated at the lower of cost or market.

As fresh mushrooms were perishable goods, finished goods consist of dried mushrooms at period end.

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

Inventories at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013

Raw materials and supplies	$7,833	$8,145
Growing crops	95,050	91,860
Others	2,864	3,908
	105,747	103,913

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment at March 31, 2014 and December 31, 2013 consists of the following:

	March 31, 2014	December 31, 2013

Building	$11,594,445	$11,699,426
Plant	564,423	569,533
Vehicles	34,096	34,405
Office equipment	75,178	75,857
	12,268,142	12,379,221

Less: Accumulated depreciation	1,534,774	1,363,313
Property, plant and equipment, net	10,733,368	11,015,908

For the three months ended March 31, 2014 and 2013, the Company recorded depreciation expense of $171,461 and $162,598, respectively.

NOTE 7. CONSTRUCTION IN PROGRESS

Construction in progress activities for the period ended March 31, 2014 and December 31, 2013 as following:

	March 31, 2014	December 31, 2013
The beginning balance:
Greenhouse and planting structures	$145,237	$354,943
Factory workshop	751,201	728,661
	896,438	1,083,604
Activities:
Add : Investment this year	-	-
Unrealized foreign currency translation gain	(8,043)	33,521
Less: Transfer to fixed assets		(220,687)
	(8,043)	(187,166)
The ending balance:
Greenhouse and planting structures	143,934	145,237
Factory workshop	744,461	751,201
	888,395	896,438

NOTE 8. RELATED PARTY TRANSACTIONS

Due to related parties: The total amount due to related parties consisted of borrowing from certain shareholders to purchase land use rights, to build greenhouses and planting structures, and to pay for professional services.  The balance was $2,185,152 and $2,181,401 as of March 31, 2014 and December 31, 2013, respectively.

During the three months ended March 31, 2014, the Company advanced a loan in the amount of $1,141,225 to the director of the Company’s operating VIE, Liaoning Dingxu. This loan has no stated term of repayment or interest rate.  The Company conservatively recorded a full allowance for the loan and recorded bad debt expenses of $1,141,225 as of March 31, 2014

Imputed interest: Certain stockholders advanced funds to the Company with no stated interest rate. The interest is imputed at 8% annually.  The Company recorded imputed interest in the amount of $43,596 and $105,942 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 9. COMMON STOCK

During the years ended December 31, 2013 and 2012, the Company recorded imputed interest on outstanding due to related parties balance as a contribution of paid-in capital in the amount of $43,596 and $105,942, respectively.

On January 8, 2013, majority shareholder, Chin Yung Kong, cancelled 20,000,000 common shares.

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. There are a total of 46,450,000 common shares issued and outstanding both at March 31, 2014 and December 31, 2013. No preferred shares have been authorized or issued. The Company has not granted any stock options and has not recorded any stock-based compensation since inception.

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities as of March 31, 2014:

Fair Value Measurements at
Balance as of March 31, 2014	Level 1	Level 2	Level 3

$-	$-	$-	$-

The following table provides a summary of the fair values of assets and liabilities as of December 31, 2013:

Fair Value Measurements at
Balance as of December 31, 2013	Level 1	Level 2	Level 3

$-	$-	$-	$-

NOTE 11. NON-CONTROLLING INTEREST

Non-controlling interest represents the 1% interest in the subsidiaries. The net income, unrealized foreign currency translation gain and imputed interest attributable to the non-controlling interest total $6,204 and $15,446 for the three months ended March 31, 2014 and 2013, respectively. The Company recorded $165,532 and $159,328 non-controlling interest as of  March 31, 2014 and December 31, 2013, respectively.

NOTE 12. COMMITMENT AND CONTINGENCIES

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

There are no payments due for the years 2014 through 2018 due to the fact that the Company prepaid the amount due.

The Company did not have other significant capital commitments, or significant guarantees as of March 31, 2014 and December 31, 2013, respectively.

NOTE 13. CONCENTRATION

For the three months ended March 31, 2014, seven of the Company’s customers accounted for 100% of revenues.  Each of the seven customers had sales range from 12% - 21%.

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

Per ASC-805-50-45,”Transactions Between Entities Under Common Control”, the presentation of the financial statements pertain to financial statements of all consolidating subsidiaries for the period January 1, 2013 through December 31, 2013 for fiscal year 2013, January 1, 2013 through March 31, 2013 for the first three month of 2013, and for the period January 1, 2014 through March 31, 2014 for first three months of 2014.

NOTE 15. SUBSEQUENT EVENTS

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

The revenues from the sales of fresh mushrooms constitute approximately 62% and 62% of our total revenues in the first three months of 2014 and 2013, respectively.

(2)   Mushroom seeds. We sell mushroom seeds to farmers in the form of stick shaped containers filled with fertilizers on which the mushrooms grow and bottles of mushroom seeds which are also used to grow mushrooms.

The revenues from the sales of mushroom seeds was approximately 10% and 11% of our total revenues in the first three months of 2014 and 2013, respectively.

(3)   Dried Mushrooms. We dry and package fresh mushrooms and sell them to stores that sell products directly to individual customers.  Our dried mushrooms include eryngii mushrooms, white mushrooms, jade mushrooms, white king oyster mushrooms and ganoderma.

The revenue from the sales of dried mushrooms was approximately 28% and 27% of our total revenues in the first three months of 2014 and 2013, respectively.

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

Enterprise income tax

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the operating subsidiary is exempted from enterprise income tax from 2010 to 2014. Accordingly, the Company statutory rate was 0% and 0% for the three months ended March 31, 2014 and 2013, respectively.

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

FINANCIAL CONDITION

Current assets:

1. Inventory

Inventories consist of raw materials, finished goods, growing crops and others.  The balance of inventories at March 31, 2014 and December 31, 2013 consists of the following:

	March 31, 2014	December 31, 2013

Raw materials and supplies	$7,833	$8,145
Growing crops	95,050	91,860
Others	2,864	3,908
	105,747	103,913

The balance of raw materials, growing crops and others have no significant changes.

2. Property, plant and equipment and Construction in progress

Property, Plant and Equipment consists of the following:

	March 31, 2014		December 31, 2013
Building	a	11,594,445	a	11,699,426
Plant equipment	b	564,423	b	569,533
Vehicles	c	34,096	c	34,405
Office equipment	d	75,178	d	75,857
Less: Accumulated depreciation	e	1,534,774	e	1,363,313
Property, plant and equipment, net		10,733,368		11,015,908
Construction in progress	f	888,395	f	896,438
Total property, plant & equipment		11,621,763		11,912,346

a. The building mainly represented the greenhouses, manufacturing workshops, warehouse, office building and supporting facilities, most of which were transferred from the construction in progress (CIP). The decrease in the first three months of 2014 resulted from the unrealized foreign currency translation loss as the exchange rate changed.

b. The plant equipment represented the production equipment purchased from third parties. The decrease in the first three months of 2014 resulted from the unrealized foreign currency translation loss as the exchange rate changed.

c. The vehicles were the trucks for transporting raw materials or finish goods. The decrease in the first three months of 2014 resulted from the unrealized foreign currency translation loss as the exchange rate changed.

d. The office equipment represented for office computers, printers, desks and other office appliances. The decrease in the first three months of 2014 resulted from the unrealized foreign currency translation loss as the exchange rate changed.

e. For the three months ended March 31, 2014 and 2013, the Company recorded depreciation expense of $171,461 and $162,598, respectively.

f. The detailed information of the construction projects in progress which was not yet transferred to fixed assets is below:

	March 31, 2014	December 31, 2013
Factory workshop	744,461	751,201
Greenhouse and Planting structures	143,934	145,237
Total amount of CIP	888,395	896,438

3. Land use right

The land use right was used to build up greenhouses and planting structures, manufacturing workshops and other buildings. As of  March 31, 2014 and December 31, 2013, the net values of land use rights were $5,610,597 and $5,721,651, respectively.

For the three months ended March 31, 2014 and 2013, amortization expense amounted to $57,025 and $55,870, respectively.

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

Lease expense of $27,601 and $13,643 were recorded for the three months ended March 31, 2014 and 2013, respectively.

Liabilities:

5. Due to related parties

The amount due to related parties consisted of the borrowing from shareholders used mainly to purchase the land use rights and to build greenhouses and planting structures. As of March 31, 2014 due to related parties balance increased by $3,751 as compared to December 31, 2013 resulting from advances made by related parties to the Company in the amount of $30,989 to pay for business expenses and repayment made to related parties in the amount of $27,238.

During the three months ended March 31, 2014, the Company advanced a loan in the amount of $1,141,225 to the director of the Company’s operating VIE, Liaoning Dingxu. This loan has no stated term of repayment or interest rate.  The Company conservatively recorded a full allowance for the loan and recorded bad debt expenses of $1,141,225 as of March 31, 2014

The borrowings from related parties had no stated interest rate. The Company imputed interest at 8% annually.  The Company recorded imputed interest of $43,596 and $105,942 for the three months ended March 31, 2014 and 2013, respectively. The imputed interest was reflected in the statement of income and comprehensive income as interest expenses with a corresponding contribution of paid-in capital and non-controlling interests.

6. Long term payable

The Company had a long term payable for the acquisition of land use right. Based on the contract agreement, the future minimum rental payments required for the coming years are as follows:

Years ending December 31:
2019	16,544
2020	153,210
2021	153,210
2022	153,210
2023	153,210
Remaining payments	919,260
Total future minimum payments	$1,548,644

Shareholders’ equity

7.  Shareholders’ Equity

The shareholders’ equity changed by net income for the three months ended March 31, 2014, unrealized foreign currency translation loss and imputed interest on the borrowing from shareholders.

Results of Operations for the three months ended March 31, 2014 and 2013

1. Revenue

The following table sets forth the breakdown of our revenue for the three months ended March 31, 2014 and 2013, respectively:

	2014	2013
Fresh Mushrooms	2,142,407	2,080,603
Mushroom seeds	357,804	347,469
Dried mushrooms	947,337	919,934
Net revenue	3,447,548	3,348,006

We derived our revenues predominantly from sales of our mushroom products.  For the three months ended March 31, 2014 and 2013, net revenues were $3,447,548 and $3,348,006, respectively, representing an increase of $99,542.

Revenue from sales of fresh mushrooms increased $61,804 resulting from increase in production capacity as more greenhouses were completed during 2013.

Revenue from sales of mushroom seeds increased $10,335, representing an increase of approximately 3%.  The increase represented a normal operational fluctuation.

Revenue from sales of dried mushrooms increased $27,403, resulting from an increase in sales volume of 14% and a decrease in sales price of 9% as we engaged in growing our market share through moderate price reduction.

2. Cost of revenue

The following table presents a breakdown of our cost of revenue of our mushroom products for the three months ended March 31, 2014 and 2013.

	2014	2013

Cost of fresh mushroom sales	903,540	1,215,048

Cost of mushroom seed sales	138,632	150,066

Cost of dried mushroom sales	193,171	169,936

Total	1,235,343	1,535,050

For the three months ended March 31, 2014 and 2013, cost of fresh mushroom sales were $903,540 and $1,215,048, respectively, representing a decrease of $311,508. The decrease in cost was mainly related to a decrease in in-house manufacturing cost as we improved our production skill.

For the three months ended March 31, 2014 and 2013, cost of mushroom seed sales were $138,632 and $150,066, respectively, representing a decrease of $11,434. The decrease in cost was also mainly related to decrease in in-house manufacturing cost with improved production skill.

For the three months ended March 31, 2014 and 2013, cost of dried mushroom sales were $193,171 and $169,936, respectively, representing an increase of $23,235.  The increase in cost was consistent with the increase in sales volume of dried mushrooms in the first quarter of 2014.

3. Gross profit

The following table presents the gross profit of our businesses for the three months ended March 31, 2014 and 2013:

Production Category	2014	2013

Fresh mushrooms sales	1,238,867	865,555

Mushroom crops and seeds sales	219,172	197,403

Dried Mushroom sales	754,166	749,998

Total gross profit	2,212,205	1,812,956

Gross profit from our mushroom growing business increased $399,249 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  Gross profit of our fresh mushrooms and mushroom seeds increased $395,081.  The increase primarily resulted from an increase in production and sales volume and reduction in manufacturing cost due to improvement in our production skill.  We completed additional new greenhouses during 2013, which allowed us to further expand our business and to improve our production skill. The gross profit of dried mushrooms increased $4,168 mainly resulting from the effects of an increase in sales volume of 14% and a decrease in sales price of 9% as we engaged in growing our market shares through moderate price reduction.

4. Depreciation and amortization

For the three months ended March 31, 2014, our depreciation and amortization was $187,469, representing an increase of $13,431 compared to the three months ended March 31, 2013. The increase was primarily a result of increased fixed assets transferred from CIP in fourth quarter of 2013.

5. Bad debt

The bad debt represented an allowance for doubtful receivable accounts. For the three months ended March 31, 2014, our bad debt was $1,141,225, representing an increase of $1,141,225 compared to the three months ended March 31, 2013 resulting from the total $1,141,225 loan due from  the VIE shareholder that was written off.

6. Other income

Other income is used to record the Company’s non-operating income, such as government grants and adjustments of allowance for doubtful receivable accounts. For the three months ended March 31, 2014, the other income was $16,426, representing an increase of $16,426 compared to the three months ended March 31, 2013 because the Company collected $16,426 other receivable which was reserved as allowance for doubtful account.

7. Income taxes

In accordance with the relevant tax laws, the Company statutory rate was 0% and 0% for the three months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources:

To date, our operations have been funded by contributions from “due to related parties” and the net cash provided by operations. As a result, at March 31, 2014 we had current assets of $1,500,631 and current liabilities of $2,208,588. Current liabilities mainly consisted of the $2,185,152 due to related parties and other payables and accrued expenses. We had a working capital deficit of $707,957 as of March 31, 2014.  Therefore, there is a liquidity risk for the coming period.  Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. For the due to related party, the shareholders promised that they would not demand repayment from the Company with in next fiscal year.

We believe that our operations will provide sufficient net cash to fund our business for the next 12 months. During the three months ended March 31, 2014, we had net income before non-controlling interest of $762,699 and cash provided by operating activities of $2,555,983. Over the long term, our expectation is to see steadily growing sales of our mushroom products as we continue to invest in and to develop our mushroom planting greenhouses, structures, and workshops, and begin to manufacture processed products such as canned mushrooms and mushroom drinks resulting from our investment in manufacturing equipment and increase the number of categories and total quantities of our products.

Cash flow for the three months ended March 31, 2014 and 2013

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2014 was $2,555,983, which was primarily due to (i) net income before non-controlling interests of $762,699, (ii) depreciation and amortization of fixed assets and land use rights in the amount of $228,486, (iii) bad debt of $1,141,225, (iv) imputed interest of $43,596 and (v) a total increase of $379,977 in assets and liabilities.

Net cash provided by operating activities for the three months ended March 31, 2013 was $468,537 which was primarily due to (i) net income before non-controlling interests of $1,473,033, (ii) depreciation and amortization of fixed assets and land use rights in the amount of $218,792, (iii) imputed interest of $105,942 and (iv) a total decrease of $1,329,230 in assets and liabilities.

Investing Activities

Net cash used in investing activities was $1,141,225 for the three months ended March 31, 2014, which was primarily attributable to the loan to the director of our VIE.

Financing activities

Net cash provided by financing activities was $3,751 for the three months ended March 31, 2014, which was mainly attributable to advances made by related parties to the Company in the amount of $30,989 to pay for business expenses and repayment made to related parties in the amount of $27,238.

Net cash used in financing activities was $8,944 for the three months ended March 31, 2013, which was mainly attributable to the $8,944 repayment made to related parties.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a Smaller Reporting Company.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2014 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weakness described below. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Material Weaknesses

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. In making the assessment, management used the framework in “Internal Control –Integrated Framework” promulgated in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on that assessment, our principal executive officer and principal financial and accounting officer concluded that our internal control over financial reporting was not effective as of December 31, 2013 because a material weakness existed in our internal control over financial reporting related to the classification of certain costs and expenses.

As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. This quarterly report on Form 10-Q does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Description of Material Weaknesses at December 31, 2013

In 2013 the Company had pervasive material weaknesses existed in our internal control over financial reporting. Specifically, the Company does not have an independent board of directors or audit committee or adequate segregation of duties.  All of our financial reporting is carried out by our financial consultant. We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal proceedings and nor are we aware of any proceedings threatened against us.

Item 1A. Risk Factors

Not required for Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

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

May 15, 2014	China Liaoning Dingxu Ecological Agriculture Development, Inc.

	By:	/s/ Chin Yung Kong
Chin Yung Kong Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

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