Form 10-Q
period 2014-06-30
China Liaoning Dingxu Ecological Agriculture Development, Inc.
filed 2014-08-19
CIK 1501958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes ☐ No ☑

As of August 15, 2014, there were 46,450,000 shares of common stock of the registrant outstanding.

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

Item 1. Financial Statements

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	As of	As of
	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS

Cash and cash equivalents	661,972	11,797
Inventories	241,643	103,913
Advances to suppliers	78,375	82,195
Other receivables, net	-	166,310
Other current assets	89,362	90,182
Total Current Assets	1,071,352	454,397

Property and equipment, net	11,250,504	11,015,908
Construction in progress	888,290	896,438
Land use right	5,552,990	5,721,651
Prepaid lease for land	1,764,590	1,836,789
Other asset	2,437,914	-
Total Assets	$22,965,640	$19,925,183

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Account payable	37,939	3,842
Accrued expenses	18,754	18,539
Other payable	653	1,148
Due to related parties	2,315,174	2,181,401
Total Current Liabilities	2,372,520	2,204,930

Long term payable	1,548,644	1,548,644

Total Liabilities	3,921,164	3,753,574

Stockholders' Equity:

Common stock ($0.001 par value; 75,000,000 shares authorized; 46,450,000 and 46,450,00 shares issued and outstanding at June 30, 2014 and December 31, 2013)	46,450	46,450
Additional paid-in capital	9,272,186	8,533,116
Retained earnings	8,819,418	6,499,673
Accumulated other comprehensive income	725,078	933,042
Non-controlling interests	181,344	159,328

Total Stockholders' Equity	19,044,476	16,171,609

Total Liabilities and Stockholders' Equity	$22,965,640	$19,925,183

See accompanying notes to unaudited consolidated financial statements

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

	The three months ended	The three months ended	The six months ended	The six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

NET REVENUES	$3,181,583	$3,116,506	$6,629,131	$6,464,512

COST OF REVENUES	1,323,833	1,032,163	2,559,176	2,567,213

GROSS PROFIT	1,857,750	2,084,343	4,069,955	3,897,299

OPERATING EXPENSES:
Depreciation and amortization	174,621	177,472	362,090	351,510
Bad debt	-	-	1,141,225	-
General and administrative	56,753	343,826	150,343	403,668
Total Operating Expenses	231,374	521,298	1,653,658	755,178

INCOME FROM OPERATIONS	1,626,376	1,563,045	2,416,297	3,142,121

OTHER INCOME (EXPENSE):
Interest expense	(45,312)	(109,433)	(88,960)	(215,476)
Other income	94	-	16,520	-

INCOME BEFORE PROVISION FOR INCOME TAX	1,581,158	1,453,612	2,343,857	2,926,645

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTERESTS	$1,581,158	$1,453,612	$2,343,857	$2,926,645

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	15,812	15,887	24,112	31,019

NET INCOME (LOSS)	$1,565,346	$1,437,725	$2,319,745	$2,895,626

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain(loss)	(166)	224,524	(210,065)	261,915

LESS: OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(2)	2,305	(2,101)	2,619

COMPREHENSIVE INCOME	$1,565,182	$1,659,944	$2,111,781	$3,154,922

NET INCOME PER COMMON SHARE:
Basic	$0.03	$0.03	$0.05	$0.06
Diluted	$0.03	$0.03	$0.05	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,450,000	46,450,000	46,450,000	47,223,481
Diluted	46,450,000	46,450,000	46,450,000	47,223,481

See accompanying notes to unaudited  consolidated financial statements.

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

	For the six months Ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	2,319,745	2,895,626
Net income attributable to non-controlling interests	24,112	31,019
Adjustments to reconcile net income to net cash Provide by operating activities:
Bad debt	1,141,225	-
Depreciation and amortization	449,488	447,295
Imputed interest	88,816	214,784
Changes in assets and liabilities:
Inventories	(137,730)	(29,274)
Other receivables	166,310	3,922
Other current assets	820	(2,998)
Prepaid expense	76,019	25,455
Accounts payable and accrued liabilities	337,794	(3,179,071)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,466,599	406,758

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed asset	(681,230)	-
Cash paid for long term investment	(2,437,914)	-
Loan to related parties	(1,141,225)	-
NET CASH USED IN INVESTING ACTIVITIES	(4,260,369)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	654,010	136,311
NET CASH PROVIDED BY FINANCING ACTIVITIES	654,010	136,311

EFFECT OF EXCHANGE RATE ON CASH	(210,065)	261,915

NET INCREASE IN CASH AND CASH EQUIVALENTS	650,175	804,984

CASH AND CASH EQUIVALENTS - beginning of period	11,797	21,245

CASH AND CASH EQUIVALENTS - end of period	661,972	826,229

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cancellation of common shares by shareholder	-	20,000

See accompanying notes to unaudited  consolidated financial statements.

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company had cash balances of $661,972 and $11,797 as of June 30, 2014 and December 31, 2013, respectively.  The Company had no cash equivalent as of June 30, 2014 and December 31, 2013.

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

The Company has land use rights to 24,806 square meters of land. The term of the land use rights is 50 years, starting in March 2011. The land use right in the amount of $579,580 was fully paid during 2011.  For the six months ended June 30, 2014 and 2013, the Company recorded amortization expense of $5,929 and $5,910, respectively. The Company recorded the land use right net value of $554,956 and $566,028 as of June 30, 2014 and December 31, 2013, respectively.

The Company has land use rights to 56,139 square meters of land. The term of the land use rights is 46 years, starting in March 2011. The land use right in the amount of $2,698,027 was fully paid before March 31, 2013.  For the six months ended June 30, 2014 and 2013, the Company recorded amortization expense of $29,656 and $29,532, respectively. The Company recorded the land use right net value of $2,570,204 and $ $2,623,698 as of June 30, 2014 and December 31, 2013, respectively.

The Company has land use rights to 428,214 square meters of land. The term of the land use rights is 18 years, starting in January 2012. For the six months ended June 30, 2014 and 2013, the Company recorded amortization expense of $78,257 and $77,185, respectively. The Company recorded the land use right net value of $2,425,969 and $2,531,925 as of June 31, 2014 and December 31, 2013, respectively.  As the land use right was not yet fully paid for as of June 30, 2014, the Company recorded long term liabilities related to this land use right in the amount of $1,548,644 and $1,548,644 as of June 30, 2014 and December 31, 2013, respectively.

LONG TERM PREPAID LEASE

Leases where substantially all the risks and rewards of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases net of any incentives received from the lessor are charged to the consolidated statements of operations on a straight-line basis over the terms of the underlying lease.

The Company records lease payments at cost less accumulated rent. The Company entered into a long term agreement with certain unrelated parties to rent land in 2010. The lease payments are recorded as operating lease expenses using the straight line method during the contract period of 20 years beginning at January 1, 2010. The lease payments for the entire contract period of $1,030,000  were prepaid. For the six months ended June 30, 2014 and 2013, the Company recorded lease expense of $27,801 and $27,684, respectively.The Company recorded prepaid lease expenses at net, in the amount of $816,512 and $852,682 as of June 30, 2014 and December 31, 2013, respectively.

The Company entered into a long term agreement with certain unrelated parties to rent land in 2013. The lease payments are recorded as operating lease expenses using the straight line method during the contract period of 17 years beginning at December 25, 2013. The lease payments for the entire contract period $984,107 were prepaid. For the six months ended June 30, 2014 and 2013, the Company recorded lease expense of $27,088 and $nil, respectively.

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

Enterprise income tax

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the operating subsidiary is exempted from enterprise income tax from 2010 to 2014. Accordingly, the Company statutory rate was 0% and 0% for the six months ended June 30, 2014 and 2013, respectively.

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

NOTE 3. ADVANCES TO SUPPLIER

Advance to supplier was mainly used to record the advance paid as deposit on raw materials being purchased. Advance to supplier at June 30, 2014 and December 31, 2013 consists of the following:

	June 30, 2014	December 31, 2013

Au Rui Jin Packaing Co., LTD	$-	$40,840
Chaoyang Co., LTD	-	32,804
Soy Source Factory Equipment	80,939	-
Others	(2,564)	8,551
	78,375	82,195

NOTE 4. RECEIVABLES

Receivables consisted of account receivable due from sales of mushroom products and advances made to Company employee for future business related expenses, balance as of June 30, 2014 and December 31, 2013 are as following:

	June 30, 2014	December 31, 2013

Account receivable	$-	$150,832
Employee advances	-	15,478
	-	166,310

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

Inventories at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013

Raw materials and supplies	$13,760	$8,145
Finished goods	129,578	-
Growing crops	97,870	91,860
Others	435	3,908
	241,643	103,913

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment at June 30, 2014 and  December 31,2013 consists of the following:

	June 30, 2014	December 31, 2013

Building	$12,275,744	$11,699,426
Plant	564,363	569,533
Vehicles	34,092	34,405
Office equipment	75,173	75,857
	12,949,372	12,379,221

Less: Accumulated depreciation	1,698,868	1,363,313
Property, plant and equipment, net	11,250,504	11,015,908

For the six months ended June 30, 2014 and 2013, the Company recorded depreciation expense of $335,555 and $332,559, respectively.

NOTE 7. CONSTRUCTION IN PROGRESS

Construction in progress activities for the year ended June 30, 2014 and December 31, 2013 as following:

	June 30, 2014	December 31, 2013
The beginning balance:
Greenhouse and planting structures	$145,237	$354,943
Factory workshop	751,201	728,661
	896,438	1,083,604
Activities:
Add : Investment this year	-	-
Unrealized foreign currency translation gain	(8,148)	33,521
Less: Transfer to fixed assets		(220,687)
	(8,043)	(187,166
The ending balance:
Greenhouse and planting structures	143,913	145,237
Factory workshop	744,377	751,201
	888,290	896,438

NOTE 8. OTHER ASSET

On June 10, 2014, Liaoning Dingxu entered into a contract with Liaoning  Shenglande Biotechnology Co., Ltd., a limited liability company(the “Liaoning Shenlande”)  organized under the laws of the PRC. Under the contract, Liaoning Dingxu invested $2,437,914 into Liaoning Shenglande to plant fresh mushroom from July 15, 2014 to July 15, 2019. During the period of cooperation, Liaoning Dingxu will get the 50% of profit after tax of Liaoning Shenglande. Liaoning Dingxu has the right to receive $2,437,914 at the end of cooperation period.

NOTE 9. RELATED PARTY TRANSACTIONS

Due to related parties: The total amount due to related parties consisted of the borrowing from shareholders to purchase land use rights and building greenhouses and planting structures.  The balance was $2,315,174 and $2,181,401 as of June 30, 2014 and December 31, 2013, respectively.

Imputed interest: Certain stockholders advanced funds to the Company with no stated interest rate. The interest is imputed at 8% annually.  The Company recorded imputed interest in the amount of $88,816 and $214,784 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 10. COMMON STOCK

During the six months ended June 30, 2014 and 2013, the Company recorded imputed interest on outstanding due to related parties balance as a contribution of paid-in capital in the amount of $88,816 and $214,784, respectively.

On January 8, 2013, majority shareholder, Chin Yung Kong, cancelled 20,000,000 common shares.

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. There are a total of 46,450,000 common shares issued and outstanding both at  June 30, 2014 and December 31, 2013. No preferred shares have been authorized or issued. The Company has not granted any stock options and has not recorded any stock-based compensation since inception.

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities as of June 30, 2014:

Fair Value Measurements at
Balance as of June 30, 2014	Level 1	Level 2	Level 3

$-	$-	$-	$-

The following table provides a summary of the fair values of assets and liabilities as of December 31, 2013:

Fair Value Measurements at
Balance as of December 31, 2013	Level 1	Level 2	Level 3

$-	$-	$-	$-

NOTE 12. NON-CONTROLLING INTEREST

Non-controlling interest represents the 1% interest in the subsidiaries. The net income, unrealized foreign currency translation gain and imputed interest attributable to the non-controlling interest total $22,016 and $34,964 for the six months ended June 30, 2014 and 2013, respectively. The Company recorded $181,344 and $159,328 non-controlling interest as of  June 30, 2014 and December 31, 2013, respectively.

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

The Company did not have other significant capital commitments, or significant guarantees as of  June 30, 2014 and December 31, 2013, respectively.

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

Per ASC-805-50-45,”Transactions Between Entities Under Common Control”, the presentation of the financial statements pertain to financial statements of all consolidating subsidiaries for the period January 1, 2013 through December 31, 2013 for fiscal year 2013, January 1, 2013 through June 30, 2013 for the first six months of 2013, and for the period January 1, 2014 through June 30, 2014 for first six months of 2014.

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

We mainly produce and sell three types of products:

(1)
Fresh mushrooms. We grow fresh mushrooms in our greenhouses and sell them to stores that sell products directly to individual customers. Our fresh mushrooms include oyster mushrooms, king oyster mushrooms, shiitake mushrooms, king trumpet mushrooms and button mushrooms

The revenues from the sales of fresh mushrooms constitute approximately 62% and 62% of our total revenues in the fist six months of 2014 and 2013, respectively.

(2)
Mushroom seeds. We sell mushroom seeds to farmers in the form of stick shaped containers filled with fertilizers on which the mushrooms grow and bottles of mushroom seeds which are also used to grow mushrooms.

The revenues from the sales of mushroom seeds was approximately 10% and 10% of our total revenues in the fist six months of 2014 and 2013, respectively.

(3)
Dried Mushrooms. We dry and package fresh mushrooms and sell them to stores that sell products directly to individual customers.  Our dried mushrooms include eryngii mushrooms, white jade mushrooms, white king oyster mushrooms and Ganoderma mushrooms.

The revenue from the sales of dried mushrooms was approximately 27% and 27% of our total revenues in the fist six months of 2014 and 2013, respectively.

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

Enterprise income tax

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the operating subsidiary is exempted from enterprise income tax from 2010 to 2014. Accordingly, the Company statutory rate was 0% and 0% for the six months ended June 30, 2014 and 2013, respectively.

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

FINANCIAL CONDITION

Current assets:

1. Inventory

Inventories consist of raw materials, finished goods, growing crops and others.  The balance of inventories at June 30, 2014 and December 31, 2013 consists of the following:

	June 30, 2014	December 31, 2013

Raw materials and supplies	$13,760	$8,145
Finished goods	129,578	-
Growing crops	97,870	91,860
Others	435	3,908
	241,643	103,913

The balance of raw materials, growing crops and others have no significant changes. The balance of finished goods has increased $129,578 compared to December 31, 2013 resulting from the part of dry mushroom were not shipped out at June 30,2014.

2. Property, plant and equipment and Construction in progress

Property, Plant and Equipment consists of the following:

	June 30, 2014		December 31, 2013
Building	a	12,275,744	a	11,699,426
Plant equipment	b	564,363	b	569,533
Vehicles	c	34,092	c	34,405
Office equipment	d	75,173	d	75,857
Less: Accumulated depreciation	e	1,698,868	e	1,363,313
Property, plant and equipment, net		11,250,504		11,015,908
Construction in progress	f	888,290	f	896,438
Total property, plant & equipment		12,138,794		11,912,346

a. The building mainly represented the greenhouses, manufacturing workshops, warehouse, office building and supporting facilities, most of which were transferred from the construction in progress (CIP). The increase of  $576,318 in the first six months of 2014 resulted from that the Company build a new workshop and plan to produce soy sauce.

b. The plant equipment represented the production equipment purchased from third parties. The decrease in the first six months of 2014 resulted from the unrealized foreign currency translation loss as the exchange rate changed.

c. The vehicles were the trucks for transporting raw materials or finish goods. The decrease in the first six months of 2014 resulted from the unrealized foreign currency translation loss as the exchange rate changed.

d. The office equipment represented for office computers, printers, desks and other office appliances. The decrease in the first six months of 2014 resulted from the unrealized foreign currency translation loss as the exchange rate changed.

e. For the six months ended June 30, 2014 and 2013, the Company recorded depreciation expense of $335,555 and $332,559, respectively.

f. The detailed information of the construction projects in progress which was not yet transferred to fixed assets is below:

	June 30, 2014	December 31, 2013
Factory workshop	744,377	751,201
Greenhouse and Planting structures	143,913	145,237
Total amount of CIP	888,290	896,438

3. Land use right

The land use right was used to build up greenhouses and planting structures, manufacturing workshops and other buildings. As of  June 30, 2014 and December 31, 2013, the net values of land use rights were $5,552,990 and $5,721,651, respectively.

For the six months ended June 30, 2014 and 2013, amortization expense amounted to $113,933 and $112,263, respectively.

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

Lease expense of $27,865 and $27,088 were recorded for the June months ended June 30, 2014 and 2013, respectively.

5. Other Asset

On June 10, 2014, Liaoning Dingxu entered into a contract with Liaoning  Shenglande Biotechnology Co., Ltd., a limited liability company(the “Liaoning Shenlande”)  organized under the laws of the PRC. Under the contract, Liaoning Dingxu invested $2,437,914 into Liaoning Shenglande to plant fresh mushroom from July 15, 2014 to July 15, 2019. During the period of cooperation, Liaoning Dingxu will get the 50% of profit after tax of Liaoning Shenglande. Liaoning Dingxu has the right to receive the $2,437,914 at the end of cooperation period.

Liaoning Shenlande has enough land  to develop fresh mushroom planting, we expect that this cooperation will generate an increase in future profitability.

Liabilities:

6. Due to related parties

The amount due to related parties consisted of the borrowing from shareholders to mainly purchase the land use rights and build greenhouses and planting structures. As of June 30, 2014 due to related parties balance increased by $133,773 as compared to December 31, 2013 resulting from the expense paid by shareholders instead of the Company and the loan $130,022 from ShenZhen DingHui Equity Fund Management Co.Ltd that was controlled by our shareholders.

The borrowings from related parties had no stated interest rate. The Company recorded imputed interest of $88,816 and $214,784 for the six months ended June 30, 2014 and 2013, respectively. The imputed interest was reflected in the statement of income and comprehensive income as interest expenses with a corresponding contribution of paid-in capital and non-controlling interests.

7. Long term payable

The Company had a long term payable for the acquisition of land use right. Based on the contract agreement, the future minimum rental payments required for the coming years are as follows:

Years ending December 31:
2019	16,544
2020	153,210
2021	153,210
2022	153,210
2023	153,210
Remaining payments	919,260
Total future minimum payments	$1,548,644

Shareholders’ equity

8.  Shareholders’ Equity

The shareholders’ equity changed by net profit in the six months ended June 30, 2014, shareholders’s capital investment and unrealized foreign currency translation gain and imputed interest on the borrowing from shareholders.

Results of Operations for the six months ended June 30, 2014 and 2013

1. Revenue

The following table sets forth the breakdown of our revenue for the six months ended June 30, 2014 and 2013, respectively:

	2014	2013
Fresh Mushrooms	4,121,280	4,021,739
Mushroom seeds	690,830	672,974
Dried mushrooms	1,817,021	1,769,799
Total revenue	6,629,131	6,464,512

We derived our revenues predominantly from sales of our mushroom products.  For the six months ended June 30, 2014 and 2013, revenues were $6,629,131 and $6,464,512, respectively, representing an increase of $164,619.

The revenue from sales of our fresh mushrooms increased $99,541 resulting from our increased production capacity since that we completed 4 new greenhouses in fourth quarter of 2013.

The  revenue from sales of our mushroom seeds increased $17,856, respectively, resulting from normal marketing fluctuation, not a significant change since our production capacity and sales price have remained relatively steady from 2013 till now.

The  revenue from sales of our dried mushrooms increased $47,222, resulting from both of our increased sales volume 5% and decreased sales price 2% as that we engage to grow our market through  appropriately reduce our sales price.

2. Cost of revenue

The following table presents a breakdown of our cost of revenue of our mushroom products for the six months ended June 30, 2014 and 2013.

	2014	2013

Cost of fresh mushroom sales	1,948,710	2,004,690

Cost of mushroom seed sales	257,980	309,076

Cost of dried mushroom sales	352,486	253,447

Total	2,559,176	2,567,213

For the six months ended June 30, 2014 and 2013, cost of fresh mushroom sales were $1,948,710 and $2,004,690, respectively, representing a decrease of $55,980. The decrease in cost was mainly related to a decrease in in-house manufacturing cost due to a continuously improved production skill.

For the six months ended June 30, 2014 and 2013, cost of mushroom seed sales were $257,980 and $309,076, respectively, representing a decrease of $51,096. The decrease in cost was also mainly related to a decrease in in-house manufacturing cost due to a continuously improved production skill.

For the six months ended June 30, 2014 and 2013, cost of dried mushroom sales were $352,486 and $253,447, respectively, representing an increase of $99,039.  The increase in cost was consistent with the increase in sales volume of dried mushrooms in the first six months of 2014 compared to the period of 2013.

3. Gross profit

The following table presents the gross profit of our businesses for the six months ended June 30, 2014 and 2013.:

Production Category	2014	2013

Fresh mushrooms sales	2,172,570	2,017,049

Mushroom crops and seeds sales	432,850	363,898

Dried Mushroom sales	1,464,535	1,516,352

Total gross profit	4,069,955	3,897,299

Gross profit from our mushroom growing business increased $172,656 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  The increase primarily resulted from the cumulative effect of sales volume increase from our business developed and cost reduce from our production skill improved continuously. The gross margin of our fresh mushrooms and mushroom seeds increased $224,473 because the 4 new greenhouses were completed in the fourth quarter of 2013 and our production skills improved continuously, which reduced our cost significantly and improved our gross margin. In addition, dried mushrooms, usually purchased as gifts by customers, have large added value and high gross margin as before. The gross margin of dried mushrooms decreased $51,817 mainly resulted from the cumulative effect of sales price decreased 2% as that we engage to grow our market through appropriately reduce our sales price.

4. Depreciation and amortization

For the six months ended June 30, 2014, our depreciation and amortization was $362,090, representing an increase of $10,580 compared to the six months ended June 30, 2013. The increase was primarily a result of increased fixed assets transferred from CIP in fourth quarter of 2013 and increased prepaid lease for land in December of 2013 that was be amortized beginning at January of 2014.

5. Bad debt

The bad debt represented an allowance for doubtful receivable accounts. For the six months ended June 30, 2014, our bad debt was $1,141,225, representing an increase of $1,141,225 compared to the six months ended June 30, 2013 resulting from the total  $1,141,225 due from a related party was write off .

6. Other income

Other income is used to record the Company’s non operating income, such as government grant and adjustments of allowance for doubtful receivable accounts. For the six months ended June 30, 2014, the other income was $16,520, representing an increase of $16,520 compared to the six months ended June 30, 2013 because the Company collected $16,520 other receivable which has been written off before, which has been recorded as other income.

7. Income taxes

In accordance with the relevant tax laws, the Company statutory rate was 0% and 0% for the six months ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources:

To date, our operations have been funded by contributions from “due to related parties” and the net cash provided by operations. As a result, at June 30, 2014 we had $1,071,352 current assets and $2,372,520 current liabilities mainly consisted of the $2,315,174 due to related parties and $57,346 other payables and accrued liabilities. We had a working capital deficit of $1,301,168 as of June 30, 2014.  Therefore, there is a liquidity risk for the coming period.  Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. For the due to related party, the shareholders promised that they would not demand repayment from the Company with in next fiscal year.

We believe that our operations will provide sufficient net cash to fund our business for the next 12 months. During the six months ended June 30, 2014, we had net income of $2,343,857 and cash provided by operating activities was $4,466,599. Over the long term, our expectation is to see steadily growing sales of our mushroom products as we continue to invest in and to develop our mushroom planting greenhouses, structures, and workshops, and begin to manufacture processed products such as mushrooms soy sauce and mushroom drinks resulting from our investment in manufacturing equipment and increasing the number of categories and total quantities of our products.

Cash flow for the six months ended June 30, 2014 and 2013

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2014 was $4,466,599, which was primarily due to (i) net income before non-controlling interests of $2,343,857, (ii) depreciation and amortization of fixed assets and land use rights in the amount of $449,488, (iii) bad debt of $1,141,225, (iv) imputed interest of $88,816 and (v) a total increase of $443,213 in assets and liabilities.

Net cash provided by operating activities for the six months ended June 30, 2013 was $406,758 which was primarily due to (i) net income before non-controlling interests of $2,926,645, (ii) depreciation and amortization of fixed assets and land use rights in the amount of $447,295, (iii) imputed interest of $214,784 and (iv) a total decrease of $3,181,966 in assets and liabilities.

Investing Activities

Net cash used in investing activities was $4,260,369, which was primarily due to (i) the cash paid for fix assets $681,230, (ii) the cash paid for long term investment $2,437,914, (iii) the loan to a related party $1,141,225.

Financing activities

Net cash provided by financing activities was $654,010 for the six months ended June 30, 2014, which was mainly attributable to the $654,010 advances from related parties.

Net cash used in financing activities was $136,311 for the six months ended June 30, 2013, which was mainly attributable to the $136,311 the audit and consultant fee paid by a related party.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2014 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weakness described below. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

August 15, 2014	China Liaoning Dingxu Ecological Agriculture Development, Inc.

	By:	/s/ Chin Yung Kong
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