Form 10-Q
period 2014-09-30
China Liaoning Dingxu Ecological Agriculture Development, Inc.
filed 2014-11-19
CIK 1501958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐ No ☑

As of November 19, 2014, there were 46,450,000 shares of common stock of the registrant outstanding.

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

Item 1. Financial Statements

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(AMOUNTS EXPRESSED IN US DOLLARS)

	As of	As of
	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Cash and cash equivalents	$666,106	$11,797
Inventories	254,946	103,913
Advances to suppliers	2,007,916	82,195
Other receivables, net	—	166,310
Other current assets	89,367	90,182
Total Current Assets	3,018,335	454,397

Property and equipment, net	11,079,858	11,015,908
Construction in progress	888,655	896,438
Land use right	5,496,349	5,721,651
Prepaid lease for land	1,737,234	1,836,789
Other Assets	2,438,033	—
Total Assets	$24,658,464	$19,925,183

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Account payable	$37,941	$3,842
Accrued expenses	17,809	18,539
Other payable	653	1,148
Due to related parties	2,331,434	2,181,401
Total Current Liabilities	2,387,837	2,204,930

Long term payable	1,548,644	1,548,644

Total Liabilities	3,936,481	3,753,574

Stockholders' Equity:

Common stock ($0.001 par value; 75,000,000 shares authorized; 46,450,000 and 46,450,00 shares issued and outstanding at September 30, 2014 and December 31, 2013)	46,450	46,450
Additional paid-in capital	9,317,137	8,533,116
Retained earnings	10,434,659	6,499,673
Accumulated other comprehensive income	727,946	933,042
Non-controlling interests	195,791	159,328

Total Stockholders' Equity	20,721,983	16,171,609

Total Liabilities and Stockholders' Equity	$24,658,464	$19,925,183

See accompanying notes to unaudited consolidated financial statements

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

	The three months ended	The three months ended	The nine months ended	The nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

NET REVENUES	$3,260,343	$3,118,017	$9,889,474	$9,582,529

COST OF REVENUES	1,357,497	1,184,850	3,916,673	3,752,063

GROSS PROFIT	1,902,846	1,933,167	5,972,801	5,830,466

OPERATING EXPENSES:
Depreciation and amortization	181,390	177,969	543,480	529,479
Bad debt	—	—	1,141,225	—
General and administrative	46,725	32,932	197,068	436,600
Total Operating Expenses	228,115	210,901	1,881,773	966,079

INCOME FROM OPERATIONS	1,674,731	1,722,266	4,091,028	4,864,387

OTHER INCOME (EXPENSE):
Interest expense	(45,001)	(42,097)	(133,961)	(257,573)
Other income	(71)	—	16,449	—

INCOME BEFORE PROVISION FOR INCOME TAX	1,629,659	1,680,169	3,973,516	4,606,814

PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTERESTS	$1,629,659	$1,680,169	$3,973,516	$4,606,814

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	14,418	17,212	38,530	48,231

NET INCOME (LOSS)	$1,615,241	$1,662,957	$3,934,986	$4,558,583

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain(loss)	2,897	123,293	(207,168)	385,208

LESS: OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	29	1,233	(2,072)	3,852

COMPREHENSIVE INCOME	$1,618,109	$1,785,017	$3,729,890	$4,939,939

NET INCOME PER COMMON SHARE:
Basic	$0.03	$0.04	$0.08	$0.10
Diluted	$0.03	$0.04	$0.08	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,450,000	46,450,000	46,450,000	46,962,821
Diluted	46,450,000	46,450,000	46,450,000	46,962,821

See accompanying notes to unaudited consolidated financial statements

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

	For the nine months Ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,934,986	$4,558,583
Net income attributable to non-controlling interests	38,530	48,231
Adjustments to reconcile net income to net cash Provided by operating activities:
Bad debt	1,141,225	—
Depreciation and amortization	677,350	669,473
Imputed interest	133,767	256,775
Changes in assets and liabilities:
Inventories	(151,033)	(49,714)
Other receivables	166,310	(1,325)
Other current assets	815	(3,642)
Prepaid expense	38,658	31,838
Accounts payable and accrued liabilities	352,171	(3,298,336)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,332,779	2,211,883

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(2,546,054)	—
Cash paid for long term investment	(2,438,033)	—
Loan to related parties	(1,141,225)	—
NET CASH USED IN INVESTING ACTIVITIES	(6,125,312)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	654,010	—
Repayment to related parties		(2,043,932)
NET CASH PROVIDED BY FINANCING ACTIVITIES	654,010	(2,043,932)

EFFECT OF EXCHANGE RATE ON CASH	(207,168)	385,208

NET INCREASE IN CASH AND CASH EQUIVALENTS	654,309	553,159

CASH AND CASH EQUIVALENTS - beginning of period	11,797	21,245

CASH AND CASH EQUIVALENTS - end of period	$666,106	$574,404

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cancellation of common shares by shareholder	$—	$20,000

See accompanying notes to unaudited consolidated financial statements

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company had cash balances of $666,106 and $11,797 as of September 30, 2014 and December 31, 2013, respectively.  The Company had no cash equivalents as of September 30, 2014 and December 31, 2013.

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

The Company has land use rights to 24,806 square meters of land. The term of the land use rights is 50 years, starting in March 2011. The land use right in the amount of $579,580 was fully paid during 2011.  For the nine months ended September 30, 2014 and 2013, the Company recorded amortization expense of $8,898 and $8,910, respectively. The Company recorded the land use right net value of $552,015 and $566,028 as of September 30, 2014 and December 31, 2013, respectively.

The Company has land use rights to 56,139 square meters of land. The term of the land use rights is 46 years, starting in March 2011. The land use right in the amount of $2,698,027 was fully paid before March 31, 2013.  For the nine months ended September 30, 2014 and 2013, the Company recorded amortization expense of $44,486 and $44,519, respectively. The Company recorded the land use right net value of $2,555,501 and $2,623,698 as of September 30, 2014 and December 31, 2013, respectively.

The Company has land use rights to 428,214 square meters of land. The term of the land use rights is 18 years, starting in January 2012. For the nine months ended September 30, 2014 and 2013, the Company recorded amortization expense of $117,399 and $116,034, respectively. The Company recorded the land use right net value of $2,388,833 and $2,531,925 as of September 30, 2014 and December 31, 2013, respectively.  As the land use right was not yet fully paid for as of September 30, 2014, the Company recorded long term liabilities related to this land use right in the amount of $1,548,644 and $1,548,644 as of September 30, 2014 and December 31, 2013, respectively.

LONG TERM PREPAID LEASE

Leases where substantially all the risks and rewards of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases net of any incentives received from the lessor are charged to the consolidated statements of operations on a straight-line basis over the terms of the underlying lease.

The Company records lease payments at cost less accumulated rent. The Company entered into a long term agreement with certain unrelated parties to rent land in 2010. The lease payments are recorded as operating lease expenses using the straight line method during the contract period of 20 years beginning at January 1, 2010. The lease payments for the entire contract period of $1,030,000 were prepaid. For the nine months ended September 30, 2014 and 2013, the Company recorded lease expense of $41,703 and $41,734, respectively. The Company recorded prepaid lease expenses at net, in the amount of $802,655 and $852,682 as of September 30, 2014 and December 31, 2013, respectively.

The Company entered into a long term agreement with certain unrelated parties to rent land in 2013. The lease payments are recorded as operating lease expenses using the straight line method during the contract period of 17 years beginning at December 25, 2013. The prepaid lease expense at net, as of September 30, 2014 and December 31, 2013 in amounts of $934,579 and $984,107, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded lease expense of $40,634 and $0, respectively.

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

Enterprise income tax

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the operating subsidiary is exempted from enterprise income tax from 2010 to 2014. Accordingly, the Company statutory rate was 0% and 0% for the nine months ended September 30, 2014 and 2013, respectively.

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

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

•	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

Inventories at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013

Raw materials and supplies	$15,712	$8,145
Finished goods	129,873	—
Growing crops	108,536	91,860
Others	825	3,908
	$254,946	$103,913

NOTE 4. ADVANCES TO SUPPLIER

Advance to supplier was mainly used to record the advance paid as deposit on raw materials, equipment, or other fix assets being purchased. Advances to suppliers at September 30, 2014 and December 31, 2013 consist of the following:

	September 30, 2014	December 31, 2013

Au Rui Jin Packaging Co., Ltd	$—	$40,840
Chaoyang Co., Ltd	—	32,804
Soy Source Factory Equipment	145,632	—
PanJin XingHua Real Estate Development Co., Ltd	1,864,824	—
Others	(2,540)	8,551
	$2,007,916	$82,195

On September 20, 2014, the Company signed a contract to purchase an apartment building which has six floors to be used as a dormitory for the Company’s workers. The Company paid $1,864,824 to PanJin XingHua Real Estate Development Co., Ltd for the purchase of this building. The building will be transferred into the Company’s name during April 2015 due to additional renovations and modifications that will be made prior to the completion of the purchase agreement. There are no further payments to be made in the future as the full payment was made on September 20, 2014.

NOTE 5. RECEIVABLES

Receivables consisted of account receivable due from sales of mushroom products and advances made to Company employee for future business related expenses, balance as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013

Account receivable	$—	$150,832
Employee advances	—	15,478
	$—	$166,310

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment at September 30, 2014 and December 31, 2013 consist of the following:

	September 30, 2014	December 31, 2013

Building	$12,276,022	$11,699,426
Plant	564,387	569,533
Vehicles	34,094	34,405
Office equipment	75,171	75,857
	12,949,674	12,379,221

Less: Accumulated depreciation	(1,869,816)	(1,363,313)
Property, plant and equipment, net	$11,079,858	$11,015,908

For the nine months ended September 30, 2014 and 2013, the Company recorded depreciation expense of $506,503 and $500,591, respectively. Of these balance, the Company recorded depreciation expenses of $133,870 and $8,992 in Cost of Goods Sold, during the periods ended September 30, 2014 and 2013, respectively.

NOTE 7. CONSTRUCTION IN PROGRESS

Construction in progress activities for the nine months ended September 30, 2014 and the year ended December 31, 2013 as following:

	September 30, 2014	December 31, 2013
The beginning balance:
Greenhouse and planting structures	$145,237	$354,943
Factory workshop	751,201	728,661
	896,438	1,083,604
Activities:
Add : Investment this year	—	—
Unrealized foreign currency translation gain	(7,783)	33,521
Less: Transfer to fixed assets	—	(220,687)
	(7,783)	(187,166
The ending balance:
Greenhouse and planting structures	144,242	145,237
Factory workshop	744,413	751,201
	$888,655	$896,438

NOTE 8. OTHER ASSETS

On June 10, 2014, Liaoning Dingxu entered into a contract with Liaoning Shenglande Biotechnology Co., Ltd., a limited liability company (the “Liaoning Shenlande”) organized under the laws of the PRC. Under the contract, Liaoning Dingxu invested $2,438,033 into Liaoning Shenglande to plant fresh mushroom from July 15, 2014 to July 15, 2019. During the period of cooperation, Liaoning Dingxu will get the 50% of profit after tax of Liaoning Shenglande. Liaoning Dingxu has the right to receive $2,438,033 at the end of cooperation period.

NOTE 9. RELATED PARTY TRANSACTIONS

Due to related parties: The total amount due to related parties consisted of the borrowing from shareholders to purchase land use rights and building greenhouses and planting structures.  The balance was $2,331,434 and $2,181,401 as of September 30, 2014 and December 31, 2013, respectively.

Imputed interest: Certain stockholders advanced funds to the Company with no stated interest rate. The interest is imputed at 8% annually.  The Company recorded imputed interest in the amount of $133,767 and $256,775 for the nine months ended September 30, 2014 and 2013, respectively.

Loan forgiveness: During the three months ended March 31, 2014, the Company loaned an officer $1,141,225 in cash and during the same period forgave the loan receivable which caused an increase in additional paid in capital of $1,141,225 and bad debt expense of $1,141,225 as a result of the receivable write-off.

NOTE 10. COMMON STOCK

During the nine months ended September 30, 2014 and 2013, the Company recorded imputed interest on outstanding due to related parties balance as a contribution of paid-in capital in the amount of $133,767 and $256,775, respectively.

On January 8, 2013, majority shareholder, Chin Yung Kong, cancelled 20,000,000 common shares.

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. There are a total of 46,450,000 common shares issued and outstanding both at September 30, 2014 and December 31, 2013. No preferred shares have been authorized or issued. The Company has not granted any stock options and has not recorded any stock-based compensation since inception.

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

The following table provides a summary of the fair values of assets and liabilities as of September 30, 2014:

Fair Value Measurements at
Balance as of September 30,
2014	Level 1	Level 2	Level 3

$—	$—	$—	$—

The following table provides a summary of the fair values of assets and liabilities as of December 31, 2013:

Fair Value Measurements at
Balance as of December 31,
2013	Level 1	Level 2	Level 3

$—	$—	$—	$—

NOTE 12. NON-CONTROLLING INTEREST

Non-controlling interest represents the 1% interest in the subsidiaries. The net income, unrealized foreign currency translation gain and imputed interest attributable to the non-controlling interest total $36,488 and $53,419 for the nine months ended September 30, 2014 and 2013, respectively. The Company recorded $195,791 and $159,328 non-controlling interest as of September 30, 2014 and December 31, 2013, respectively.

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

The Company did not have other significant capital commitments, or significant guarantees as of September 30, 2014 and December 31, 2013, respectively.

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

Per ASC-805-50-45,”Transactions Between Entities Under Common Control”, the presentation of the financial statements pertain to financial statements of all consolidating subsidiaries for the period January 1, 2013 through December 31, 2013 for fiscal year 2013, January 1, 2013 through September 30, 2013 for the first nine months of 2013, and for the period January 1, 2014 through September 30, 2014 for first nine months of 2014.

NOTE 15. SUBSEQUENT EVENTS

On October 9, 2014, the Company sought to affect a reverse split of its common stock at the rate of 1 for 20 for the purpose of increasing the per share price for the Company’s stock in an effort to attract future investors who might otherwise shy away from a good company because of its low stock price. This filing was submitted to FINRA on October 9, 2014 and the Company is currently in the process of providing documentation to FINRA to effectuate the reverse split.

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855 and the Company is not aware of any other subsequent events which would require recognition or disclosure in the financial statements.

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

The revenues from the sales of fresh mushrooms constitute approximately 62.2% and 62.8% of our total revenues in the nine months of 2014 and 2013, respectively.

(2) Mushroom seeds. We sell mushroom seeds to farmers in the form of stick shaped containers filled with fertilizers on which the mushrooms grow and bottles of mushroom seeds which are also used to grow mushrooms.

The revenues from the sales of mushroom seeds were approximately 10.4% and 10.8% of our total revenues in the nine months of 2014 and 2013, respectively.

(3) Dried Mushrooms. We dry and package fresh mushrooms and sell them to stores that sell products directly to individual customers. Our dried mushrooms include eryngii mushrooms, white jade mushrooms, white king oyster mushrooms and Ganoderma mushrooms.

The revenue from the sales of dried mushrooms was approximately 27.4% and 27.0% of our total revenues in the nine months of 2014 and 2013, respectively.

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

Enterprise income tax

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the operating subsidiary is exempted from enterprise income tax from 2010 to 2014. Accordingly, the Company statutory rate was 0% and 0% for the nine months ended September 30, 2014 and 2013, respectively.

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

FINANCIAL CONDITION

Results of Operations for the nine months ended September 30, 2014 and 2013

1. Revenue

The following table sets forth the breakdown of our revenue for the nine months ended September 30, 2014 and 2013, respectively:

	2014	2013
Fresh Mushrooms	$6,149,302	$6,018,925
Mushroom seeds	1,032,811	1,034,974
Dried mushrooms	2,707,361	2,528,630
Total revenue	$9,889,474	$9,582,529

We derived our revenues predominantly from sales of our mushroom products. For the nine months ended September 30, 2014 and 2013, revenues were $9,889,474 and $9,582,529, respectively, representing an increase of $306,945.

The revenue from sales of our fresh mushrooms increased $130,377 resulting from our increased production capacity since that we completed 4 new greenhouses in fourth quarter of 2013.

The revenue from sales of our mushroom seeds decreased by $2,163, resulting from normal marketing fluctuation, not a significant change since our production capacity and sales price have remained relatively steady from 2013 till now.

The revenue from sales of our dried mushrooms increased $178,731, resulting from both of our increased sales volume 8.5% and decreased sales price 1.4% as that we engage to grow our market through appropriately reduce our sales price.

2. Cost of revenue

The following table presents a breakdown of our cost of revenue of our mushroom products for the nine months ended September 30, 2014 and 2013.

	2014	2013

Cost of fresh mushroom sales	$2,998,191	$2,929,068

Cost of mushroom seed sales	361,975	390,804

Cost of dried mushroom sales	556,507	432,191

Total	$3,916,673	$3,752,063

For the nine months ended September 30, 2014 and 2013, cost of fresh mushroom sales were $2,998,191and $2,929,068 respectively, representing an increase of $69,123. The increase in cost was mainly related to a corresponding increase of the sales.

For the nine months ended September 30, 2014 and 2013, cost of mushroom seed sales were $361,975 and $390,804, respectively, representing a decrease of $28,829. The decrease in cost was mainly related to a decrease in in-house manufacturing cost due to a continuously improved production skill.

For the nine months ended September30, 2014 and 2013, cost of dried mushroom sales were $556,507 and $432,191, respectively, representing an increase of $124,316. The increase in cost was consistent with the increase in sales volume of dried mushrooms in the first nine months of 2014 compared to the period of 2013.

3. Gross profit

The following table presents the gross profit of our businesses for the nine months ended September 30, 2014 and 2013:

Production Category	2014	2013

Fresh mushrooms sales	$3,151,111	$3,089,857

Mushroom crops and seeds sales	670,836	644,170

Dried Mushroom sales	2,150,854	2,096,439

Total gross profit	$5,972,801	$5,830,466

Gross profit from our mushroom growing business increased $142,335 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase primarily resulted from the cumulative effect of sales volume increase from our business developed and cost reduce from our production skill improved continuously. The gross margin of our fresh mushrooms and mushroom seeds increased $87,920 because the 4 new greenhouses were completed in the fourth quarter of 2013 and our sales increased accordingly, which improved our gross margin. In addition, dried mushrooms, usually purchased as gifts by customers, have large added value and high gross margin as before. The gross margin of dried mushrooms increased $54,415 mainly resulted from the cumulative effect of sales price decreased 1.4% and the sales volume increased 8.5% as that we engage to grow our market through appropriately reduce our sales price.

4. Depreciation and amortization

For the nine months ended September 30, 2014, our depreciation and amortization was $543,480, representing an increase of $14,001 compared to the nine months ended September 30, 2013. The increase was primarily a result of the increased fixed assets transferred from CIP in fourth quarter of 2013, the increased prepaid lease for land in December of 2013 that was be amortized beginning at January of 2014 and the new built workshop for soy source in June of 2014 that was be depreciated from July of 2014. Additionally, $133,870 and $8,992 of depreciation expense was recorded in Cost of Goods Sold for the nine periods ended September 30, 2014 and 2013, respectively.

5. Bad debt

The bad debt represented an allowance for doubtful receivable accounts. For the nine months ended September 30, 2014, our bad debt was $1,141,225, representing an increase of $1,141,225 compared to the nine months ended September 30, 2013 resulting from the total $1,141,225 due from a related party was write off .

6. Other income

Other income is used to record the Company’s non-operating income, such as government grant and adjustments of allowance for doubtful receivable accounts. For the nine months ended September 30, 2014, the other income was $16,449, representing an increase of $16,449 compared to the nine months ended September 30, 2013 because the Company collected $16,449 other receivable which has been written off before, which has been recorded as other income.

7. Income taxes

In accordance with the relevant tax laws, the Company statutory rate was 0% and 0% for the nine months ended September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources:

To date, our operations have been funded by contributions from “due to related parties” and the net cash provided by operations. As a result, at September 30, 2014 we had $3,018,335 current assets and $2,387,837 current liabilities mainly consisted of the $2,331,434 due to related parties and $56,403 other payables and accrued liabilities. We had a working capital of $630,498 as of September 30, 2014. Considering that our current assets included $1,864,824 “advances to suppliers” for purchasing the building within fixed assets, there is a liquidity risk for the coming period.  Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. For the due to related party, the shareholders promised that they would not demand repayment from the Company with in next fiscal year.

We believe that our operations will provide sufficient net cash to fund our business for the next 12 months. During the nine months ended September 30, 2014, we had net income of $3,973,516 and cash provided by operating activities was $6,332,779. Over the long term, our expectation is to see steadily growing sales of our mushroom products as we continue to invest in and to develop our fresh mushroom and begin to manufacture processed products such as mushrooms soy sauce and mushroom drinks.

Cash flow for the nine months ended September 30, 2014 and 2013

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2014 was $6,332,779, which was primarily due to (i) net income before non-controlling interests of $3,973,516, (ii) depreciation and amortization of fixed assets and land use rights in the amount of $677,350, (iii) bad debt of $1,141,225, (iv) imputed interest of $133,767 and (v) a total increase of $406,921in assets and liabilities.

Net cash provided by operating activities for the nine months ended September 30, 2013 was $2,211,883 which was primarily due to (i) an increase of the net income $4,606,814 and (ii) a total increase of $669,473 of the depreciation and amortization of fixed assets, land use right and (iii) an increase of the imputed interest $256,775 and (iv) a total decrease of $3,321,179 in assets and liabilities.

Investing Activities

Net cash used in investing activities was $6,125,312 for the nine months ended September 30, 2014, which was primarily due to (i) the cash paid for fix assets $2,546,054, (ii) the cash paid for long term investment $2,438,033, (iii) the loan to a related party $1,141,225.

No investing activity took place for the nine months ended September 30, 2013.

Financing activities

Net cash provided by financing activities was $654,010 for the nine months ended September 30, 2014, which was mainly attributable to the $654,010 advances from related parties.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2014 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weakness described below. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

November 19, 2014	China Liaoning Dingxu Ecological Agriculture Development, Inc.

	By:	/s/ Chin Yung Kong
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

