Form 10-K
period 2014-12-31
China Liaoning Dingxu Ecological Agriculture Development, Inc.
filed 2015-04-15
CIK 1501958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2014

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

Yes ☐ No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant (2,943,500 shares of common stock), as of June 30, 2014, was approximately $34,733,300, computed by reference to the last reported sale price of $11.80 per share on June 30, 2014.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of April 15, 2015 there were 27,678,779 shares of common stock of the registrant outstanding.

FORM 10-K

Explanatory Note

On October 9, 2014, the Company effected a 1 for 20 reverse stock split of its authorized common stock. The number of authorized common stock remained the same at 75,000,000 shares. The number of shares outstanding has been adjusted retrospectively to reflect the reverse stock split in all periods presented. Also, all share prices, have been adjusted retrospectively to reflect the reverse stock split.

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

On December 12, 2011, we entered a Share Exchange Agreement with DingXu BVI’s sole shareholder (Chin Yung Kong) under which we issue 3,000,000 shares of common stock to Chin Yung Kong to acquire 100% of the issued and outstanding shares of DingXu BVI (the “Share Exchange”). Upon closing of the Share Exchange, DingXu BVI became the wholly owned subsidiary of CLAD.

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

Employees

As of December 31, 2014, we had 58 employees, all of whom were full-time.

ITEM 1A. RISK FACTORS

Not Applicable for Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable for Smaller Reporting Company.

ITEM 2. PROPERTIES

LAND USE RIGHTS

The Company has a land use right to 24,806 square meters of land. The term of the land use right is 50 years, starting in March 2011. The land use right purchase price of $579,580 was fully paid during 2011.  For the years ended December 31, 2014 and 2013, the Company recorded amortization expense of $11,909 and $11,794, respectively. The Company recorded the land use right at its net value of $548,922 and $566,028 as of December 31, 2014 and 2013, respectively.

The Company has a land use right to 56,139 square meters of land. The term of the land use right is 46 years, starting in March 2011. The land use right purchase price of $2,698,027 was fully paid for during 2011.   For the years ended December 31, 2014 and 2013, the Company recorded amortization expense of $59,503 and $58, 926, respectively. The Company recorded the land use right at its net value of $2,540,116 and $2,623,698 as of December 31, 2014 and 2013, respectively.

The Company has a land use right to 428,214 square meters of land. The term of the land use right is 18 years, starting in January 2012. For the years ended December 31, 2014 and 2013, the Company recorded amortization expense of $157,017 and $157,949, respectively. The Company recorded the land use right at its net value of $2,347,313 and $2,531,925 as of December 31, 2014 and 2013 respectively.  As the land use right was not yet fully paid for as of December 31, 2014, the Company recorded the long term liabilities related to this land use right in the amount of $1,581,775 and $1,548,644 as of December 31, 2014 and 2013, respectively.

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

The Company records lease payments at cost less accumulated rent. The Company entered into a long term agreement with certain unrelated parties to rent land in 2010. The lease payments are recorded as operating lease expenses using the straight line method during the contract period of 20 years beginning at January 1, 2010. The lease payment for the entire contract period were prepaid in the amount of $1,030,900. For the year ended December 31, 2014 and 2013, the Company recorded lease expense of $54,350 and $55,240, respectively.

The Company entered into a long term agreement with certain unrelated parties to rent land in 2013. The lease payments are recorded as operating lease expense using the straight line method during the contract period of 17 years beginning at December 25, 2013. The lease payments for the entire contract period were prepaid in the amount of $984,107. For the year ended December 31, 2014 and 2013, the Company recorded lease expense of $56,040 and $0, respectively.

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

		High	Low
2013	First Quarter	$1.40	$0.70
	Second Quarter	$1.60	$0.80
	Third Quarter	$1.70	$0.90
	Fourth Quarter	$9.00	$1.10

2014	First Quarter	$10.20	$2.80
	Second Quarter	$15.20	$2.40
	Third Quarter	$12.00	$3.00
	Fourth Quarter	$6.00	$2.42

Our transfer agent is Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301 Clearwater, Florida 33760, Office phone: 727-289-0010.

Dividend Policy

We did not pay any cash dividends on our common stock in the years ended December 31, 2014 and December 31, 2013. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

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

The revenues from the sales of fresh mushrooms constitute approximately 67.2% and 67.1% of our total revenues in the fiscal year of 2014 and 2013, respectively.

(2) Mushroom seeds. We sell mushroom seeds to farmers in the form of stick shaped containers filled with fertilizers on which the mushrooms grow and bottles of mushroom seeds which are also used to grow mushrooms.

The revenues from the sales of mushroom seeds was approximately 10.2% and 10.4% of our total revenues in the fiscal year of 2014 and 2013, respectively.

(3) Dried Mushrooms. We dry and package fresh mushrooms and sell them to stores that sell products directly to individual customers. Our dried mushrooms include eryngii mushrooms, white mushrooms, jade mushrooms, white king oyster mushrooms and ganoderma.

We marketed and sold dried mushrooms through cooperation with wholesalers, local supermarkets, and specialty stores. The revenue from the sales of dried mushrooms was approximately 22.2% and 22.5% of our total revenues in the fiscal year of 2014 and 2013, respectively.

(4) Mushroom drinks. We tried to produce and sell a few mushroom drinks through cooperation with local supermarkets and we wanted to watch if the mushroom drinks were welcomed by the market in the year of 2014.

The revenues from the sales of mushroom drinks were approximately 0.4% and 0% of our total revenues in the fiscal year of 2014 and 2013, respectively.

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

Investments

The Company analyzes equity investments in privately held companies to determine if it should be accounted for under the cost or equity method of accounting based on such factors as the percentage ownership of the voting stock outstanding and our ability to exert significant influence over these companies. For the cost method investments, the Company determines at each reporting period whether a decline in fair value has occurred and whether such decline is considered to be an other-than-temporary impairment. If a decline in fair value is determined to be other-than-temporary, the Company would recognize an impairment to reduce the investment to the lower of cost or fair value.

Investments are considered impaired when a decline in fair value is judged to be other-than-temporary. The Company considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an individual investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and its intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

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

Enterprise income tax

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the operating subsidiary is exempted from enterprise income tax from 2010 to 2014. Accordingly, the Company statutory rate was 0% and 0% for the year ended December 31, 2014 and 2013, respectively.

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

FINANCIAL CONDITION

Results of Operations for the year ended December 31, 2014 and 2013

1. Revenue

The following table sets forth the breakdown of our revenue for the year ended December 31, 2014 and 2013, respectively:

	2014	2013
Fresh Mushrooms	8,931,715	8,469,853
Mushroom seeds	1,361,222	1,309,197
Dried mushrooms	2,942,062	2,838,942
Mushroom drinks	57,054	—
Total revenue	13,292,053	12,617,992

We derived our revenues predominantly from sales of our mushroom products. For the year ended December 31, 2014 and 2013, revenues were $13,292,053 and $12,617,992, respectively, representing an increase of $674,061.

The revenue from sales of our fresh mushrooms increased $461,862 resulting from our increased production capacity since that we completed 4 new greenhouses in fourth quarter of 2013.

The revenue from sales of our mushroom seeds decreased by $52,025, resulting from normal marketing fluctuation, not a significant change since our production capacity has remained relatively steady from 2013 till now.

The revenue from sales of our dried mushrooms increased $103,120, resulting from both of our increased sales volume 10% and decreased sales price 6% as that we engage to grow our market through appropriately reduce our sales price.

The revenue from sales of our mushroom drinks increased $57,054, resulting from that we tried to produce and sell mushroom drinks through cooperation with local supermarkets and we wanted to watch if the mushroom drinks were welcomed by the market in the year of 2014.

2. Cost of revenue

The following table presents a breakdown of our cost of revenue of our mushroom products for the years ended December 31, 2014 and 2013.

	2014	2013
Cost of fresh mushroom sales	4,215,085	4,232,658
Cost of mushroom seed sales	541,579	499,998
Cost of dried mushroom sales	606,843	484,525
Mushroom drinks	42,790	—
Total	5,406,297	5,217,181

For the year ended December 31, 2014 and 2013, cost of fresh mushroom sales were $4,215,085 and $4,232,658 respectively, representing a decrease of $17,573. The cost did not increase with a corresponding increase of the sales because that we continued to improve our production skill and decreased the unit cost.

For the year ended December 31, 2014 and 2013, cost of mushroom seed sales were $541,579 and $499,998, respectively, representing an increase of $41,581. The increase in cost was mainly related to a corresponding increase of the sales.

For the year ended December 31, 2014 and 2013, cost of dried mushroom sales were $606,843 and $484,525, respectively, representing an increase of $122,318. The increase in cost was consistent with the increase in sales volume of dried mushrooms in the year of 2014 compared to 2013.

For the year ended December 31, 2014 and 2013, cost of mushroom drinks sales were $42,790 and $0, respectively, representing an increase of $42,790. The increase in cost was due to that we tried to produce and sell mushroom drinks through cooperation with local supermarkets and we wanted to watch if the mushroom drinks were welcomed by the market in the year of 2014.

3. Gross profit

The following table presents the gross profit of our businesses for the year ended December 31, 2014 and 2013:

Production Category	2014	2013
Fresh mushrooms sales	4,716,630	4,237,195
Mushroom crops and seeds sales	819,643	809,199
Dried Mushroom sales	2,335,219	2,354,417
Mushroom drinks	14,264	—
Total gross profit	7,885,756	7,400,811

Gross profit from our mushroom growing business increased $484,945 for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase primarily resulted from the cumulative effect of sales volume increase from our business developed and cost reduce from our production skill improved continuously. The gross margin of our fresh mushrooms and mushroom seeds increased $489,879 because the 4 new greenhouses were completed in the fourth quarter of 2013 and our sales increased accordingly, which improved our gross margin. In addition, dried mushrooms, usually purchased as gifts by customers, have large added value and high gross margin as before. The gross margin of dried mushrooms decreased $19,198 mainly resulted from the cumulative effect of sales price decreased 6% and the sales volume increased 10% as that we engage to grow our market through appropriately reduce our sales price. The gross margin of mushroom drinks increased $14,264 due to that we tried to produce and sell the mushroom drinks began at 2014.

4. Depreciation and amortization

For the year ended December 31, 2014, our depreciation and amortization was $844,469, representing an increase of $124,201 compared to the year ended December 31, 2013. The increase was primarily a result of the increased fixed assets transferred from CIP in fourth quarter of 2013, the increased prepaid lease for land in December of 2013 that was be amortized beginning at January of 2014 and the new built workshop for soy in June of 2014 that was be depreciated from July of 2014. Additionally, $241,746 and $224,626 of depreciation expense was recorded in Cost of Goods Sold for the year ended December 31, 2014 and 2013, respectively.

5. Bad debt

The bad debt represented an allowance for doubtful receivable accounts. For the year ended December 31, 2014, our bad debt was $624,226, representing an increase of $542,217 compared to the year ended December 31, 2013 resulting from the $652,200 due from a related party was expensed during 2014 partially offset by $27,974 of another receivable which had previously been expensed, but was collected during 2014.

6. General and administrative

For the year ended December 31, 2014, our general and administrative was $6,499,829, representing an increase of $5,935,823 compared to the year ended December 31, 2013. The increase is primarily due to the Company granting 856,000 shares to a consultant for $6,334,400.

7. Other income

Other income is used to record the Company’s non-operating income, such as government grants and other receivable adjustments. For the year ended December 31, 2014, the other income was $0, representing an decrease of $19,839 compared to the year ended December 31, 2013 because that the Company collected $19,839 other receivables in 2013 which had been expensed previously.

8. Impairment loss

For 2014, the impairment losses were $5,782,648, which was composed of $891,148 in construction in progress and $4,891,500 in the investment of the Liaoning Shenglande Biotechnology Co., Ltd (“Liaoning Shenlande”) and Shenyang Yiguan organic food Co., Ltd (“Shenyang Yiguan”).

On June 10, 2014, the Company entered into a contract with Liaoning Shenglande organized under the laws of the PRC. Under the contract, the Company invested $2,438,033 into Liaoning Shenglande to plant fresh mushroom from July 15, 2014 to July 15, 2019. During the period of cooperation, the Company will get the 50% of profit after tax of Liaoning Shenglande. The Company has the right to receive $2,438,033 at the end of cooperation period. At December 31,2014, we impaired the investment to its fair value as an other than temporary impairment.

On December 20, 2014, the Company entered into a contract with Shenyang Yiguan organized under the laws of the PRC. Under the contract, the Company invested $2,453,467 into Shenyang Yiguan to plant fresh mushroom from January 1, 2015 to January 1, 2020. During the period of cooperation, the Company will get the 50% of profit after tax of Shenyang Yiguan. The Company has the right to receive $2,453,467 at the end of cooperation period. At December 31,2014, we impaired the investment to its fair value as an other than temporary impairment.

9. Income taxes

In accordance with the relevant tax laws, the Company statutory rate was 0% and 0% for the year ended December 31, 2014 and 2013, respectively.

Liquidity and Capital Resources:

To date, our operations have been funded by contributions from “due to related parties” and the net cash provided by operations. As a result, at December 31, 2014 we had $536,246 current assets and $2,670,115 current liabilities mainly consisting of the $2,545,915 due to related parties and $124,200 of other payables and accrued liabilities. We had a working capital deficit of $2,133,869 as of December 31, 2014. Given the working capital deficit there is a liquidity risk for the coming period. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. For the due to related party, the shareholders promised that they would not demand repayment from the Company with in next fiscal year.

We believe that our operations will provide sufficient net cash to fund our business for the next 12 months. During the year ended December 31, 2014, we had cash provided by operating activities was $7,617,094. Over the long term, our expectation is to see steadily growing sales of our mushroom products as we continue to invest in and to develop our fresh mushrooms and begin to manufacture processed products such as mushroom soy sauce and mushroom drinks.

Cash flow for the years ended December 31, 2014 and 2013

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2014 was $7,617,094, which was primarily due to (i) net losses of $6,067,088 offset by, (ii) depreciation and amortization of fixed assets and land use rights in the amount of $1,030,686, (iii) bad debt of $624,226, (iv) imputed interest of $196,302, (iv) impairment loss of $5,782,648, (v) stock based compensation $6,334,400 and (vi) a total decrease of $289,218 in assets and liabilities.

Net cash provided by operating activities for the year ended December 31, 2013 was $5,346,056, which was primarily due to (i) net income $5,693,481, (ii) depreciation and amortization of fixed assets and land use rights in the amount of $916,666, (iii) bad debt of $82,009, (iv) imputed interest of $299,319 and (v) a total decrease of $1,706,087 in assets and liabilities.

Investing Activities

Net cash used in investing activities was $7,652,593 for the year ended December 31, 2014, which was primarily due to (i) the cash paid for fixed assets $896,677, (ii) the deposit paid on property $1,864,416 and (iii) the cash paid for long term investments $4,891,500.

Net cash used in investing activities was $2,878,530 for the year ended December 31, 2013, which was primarily attributable to (i) payment of $2,386,445 to a rice seed cultivation workshop contractor and (ii) payment of $492,085 paid to a land use rights seller.

Financing activities

Net cash provided by financing activities was $364,514 for the year ended December 31, 2014, which was mainly attributable to the $364,514 of proceeds from advances from related parties.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the financial statements annexed to this annual report immediately after the signature page of this Form 10-K.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2014 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weakness described below. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is identified in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer, and effected by the Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•	provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures of the company are being made only in accordance with authorizations of our management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting has inherent limitations which may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the level of compliance with related policies or procedures may deteriorate.

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. In making the assessment, management used the framework in “Internal Control –Integrated Framework” promulgated in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on that assessment, our principal executive officer and principal financial and accounting officer concluded that our internal control over financial reporting was not effective as of December 31, 2014 because pervasive material weaknesses existed in our internal control over financial reporting. Specifically, the Company does not have an independent board of directors or audit committee or adequate segregation of duties. All of our financial reporting is carried out by our financial consultant. We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

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

Remediation of Material Weakness

The Company intends to establish the following remediation efforts:

(1)	Commence a process and procedure to locate, and nominate for election to the Company’s board of directors, independent directors, including at least one individual qualified to be an audit committee financial expert;

(2)	At such time as independent directors are elected to the Company’s board of directors, establish an independent audit committee;

(3)	Commence a process and procedure to locate and hire qualified individuals to act as Chief Financial Officer and/or Chief Accounting Officer; and

(4)	Under the supervision of the Audit Committee and with the assistance of the Chief Executive Officer and Chief Financial Officer procure the resources, appoint additional personnel and establish the procedures necessary to produce Internal Controls over Financial Reporting that will be effective as evaluated under the framework in “Internal Control – Integrated Framework” promulgated in 2014 by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Chin Yung Kong, age 62, has served as the Company’s President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director since December 2012 and will continue in such capacity until the next annual meeting of shareholders or his earlier termination, resignation or death. Mr. Chin is our only executive officer and director. Mr. Chin is the Managing Director of QMIS Capital Finance. Since 2002, Mr. Chin has devoted most of his time to advising PRC clients on financial restructuring, pre-audit evaluation before going public, pre-IPO investment strategies, and the process of going public in the United States. From 1995 to 2002, Mr. Chin was financial controller for the Kwok Group Company in the PRC. Prior to 1995, Mr. Chin was a practicing auditor and Certified Public Accountant (CPA) with Foo Kon & Tan in Singapore. Mr. Chin graduated from University of Hull in the United Kingdom with a Masters degree in Finance. Mr. Chin provides financial and strategic expertise to the Company as our sole executive officer and director.

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

Compliance with Section 16(A) of The Securities Exchange Act of 1934

In the year ended December 31, 2014, none of our officers, directors or 10 percent or greater shareholders have been required to file the reports required under Section 16(a).

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

Outstanding Equity Awards at Fiscal Year-End

None in the year ended December 31, 2014.

Stock Option and Awards Plan

None in the year ended December 31, 2014.

Director Compensation

None in the year ended December 31, 2014.

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

Name of Beneficial Owner	Number of Common Shares [1]	Percentage of Class [2]

Chin Yung Kong	21,145,587	76.4%
Room 2119 Mingyong Building, No. 60 Xian Road
Shahekou District, Dalian, China 116021

All Officers, Directors and Beneficial Owners as a group (Chin Yung Kong is also the only greater than 5% shareholder)	21,145,587	76.4%

(1)	Unless otherwise indicated, the Company has been advised that all individuals listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a stockholder, any shares which such person has the right to acquire within 60 days are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other stockholder.
(2)	Based on 27,678,779 shares issued and outstanding as of April 15, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Share Exchange that we consummated on December 12, 2011 is a related transaction because the shareholder of Dingxu BVI, Mr. Chin Yung Kong, is our current officer and director and majority shareholder.

On January 8, 2013, Chin Yung Kong cancelled 1,000,000 shares of common stock.

Due to related parties: The total amount due to related parties consisted of the borrowing from shareholders to purchase land use rights and build greenhouses and planting structure and purchase the equipment. The balance was $2,545,915 and $2,181,401 as of December 31, 2014 and 2013, respectively.

Imputed interest: Certain shareholders lent money without interest to the Company, the interest valued at $196,302 and $299,319 for the years ended December 31, 2014 and 2013, respectively. The total interest was reflected in the statement of operations as interest expenses in 2014 and 2013, respectively, with a corresponding contribution of paid-in capital and non-controlling interest.

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

2014	$70,000	M&K CPAS, PLLC
2013	$111,097	M&K CPAS, PLLC

Item 15.    Exhibits and Financial Statement Schedules

Financial Statements

The financial statements are attached immediately after the signature page of this Annual Report on Form 10-K.

Exhibit

Exhibit No.	Description

3.1	Articles of Incorporation
3.2	Bylaws*
10.1	Share Exchange Agreement**
10.2	Consulting Service Agreement (Panjin Hengrun and Liaoning Dingxu)**
10.3	Operating Agreement (Panjin Hengrun and Liaoning Dingxu)**
10.4	Equity Pledge Agreement (Panjin Hengrun and Liaoning Dingxu)**
10.5	Option Agreement (Panjin Hengrun and Liaoning Dingxu)**
10.6	Proxy Agreement (Panjin Hengrun and Liaoning Dingxu)**
21	Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
101***	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
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

China Liaoning DingXu Ecological Agriculture DevelopmenT, INC.
April 15, 2015	By:	/s Chin Yung Kong
Chin Yung Kong
Chief Executive Officer, President, Chief Financial Officer, President, Secretary and Treasurer
(Principal Executive Officer
and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Chin Yung Kong
Chin Yung Kong	Director, Chief Executive Officer, President, Chief Financial Officer, President, Secretary and Treasurer	April 15, 2015
(Principal Executive Officer and Principal Financial Officer)

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC .

FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013 (Audited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

China Liaoning Dingxu Ecological Agriculture Development, Inc.

We have audited the accompanying consolidated balance sheets of China Liaoning Dingxu Ecological Agriculture Development, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for each of the twelve month periods then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Liaoning Dingxu Ecological Agriculture Development, Inc. as of December 31, 2014 and 2013, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

 /s/ M&K CPAS, PLLC

 www.mkacpas.com

Houston, Texas

April 15, 2015

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(AMOUNTS EXPRESSED IN US DOLLARS)

	As of	As of
	December 31, 2014	December 31, 2013

ASSETS

Cash and cash equivalents	$82,776	$11,797
Inventories	307,260	103,913
Advances to suppliers, short-term	—	82,195
Receivables, net	56,862	166,310
Other current assets	89,348	90,182
Total Current Assets	536,246	454,397

Property and equipment, net	11,089,999	11,015,908
Advances to suppliers, long-term	1,864,416	—
Construction in progress	—	896,438
Land use right	5,436,351	5,721,651
Prepaid lease for land	1,707,203	1,836,789
Total Assets	$20,634,215	$19,925,183

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Account payable	$105,211	$3,842
Accrued expenses	18,989	18,539
Other payable	—	1,148
Due to related parties	2,545,915	2,181,401
Total Current Liabilities	2,670,115	2,204,930

Long term payable	1,581,775	1,548,644

Total Liabilities	4,251,890	3,753,574

Stockholders' Equity:

Common stock ($0.001 par value; 75,000,000 shares authorized; 3,178,500 and 2,322,500 shares issued and outstanding at December 31, 2014 and December 31, 2013)	3,178	2,322
Additional paid-in capital	15,105,490	8,577,244
Retained earnings	432,585	6,499,673
Accumulated other comprehensive income	677,494	933,042
Non-controlling interests	163,578	159,328

Total Stockholders' Equity	16,382,325	16,171,609

Total Liabilities and Stockholders' Equity	$20,634,215	$19,925,183

See accompanying notes to audited consolidated financial statements

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(AMOUNTS EXPRESSED IN US DOLLARS)

	The year ended	The year ended
	December 31, 2014	December 31, 2013

NET REVENUES	$13,292,053	$12,617,992

COST OF REVENUES	5,406,297	5,217,181

GROSS PROFIT	7,885,756	7,400,811

OPERATING EXPENSES:
Depreciation and amortization	844,469	720,268
Bad debt	624,226	82,009
General and administrative	6,499,829	564,019
Total Operating Expenses	7,968,524	1,366,296

INCOME FROM OPERATIONS	(82,768)	6,034,515

OTHER INCOME (EXPENSE):
Other income	—	19,852
Interest expense	(196,534)	(300,218)
Impairment loss	(5,782,648)	—

INCOME BEFORE PROVISION FOR INCOME TAX	(6,061,950)	5,754,149

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTERESTS	$(6,061,950)	$5,754,149

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(5,138)	(60,668)

NET INCOME (LOSS)	$(6,067,088)	$5,693,481

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain (loss)	(258,036)	643,177

LESS: OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(2,488)	6,432

COMPREHENSIVE INCOME	$(6,322,636)	$6,330,226

NET INCOME PER COMMON SHARE:
Basic	$(2.46)	$2.43
Diluted	$(2.46)	$2.43

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,465,558	2,341,678
Diluted	2,465,558	2,341,678

See accompanying notes to audited  consolidated financial statements.

 CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(AMOUNTS EXPRESSED IN US DOLLARS)

				RETAINED	ACCUMULATED
			ADDITIONAL	EARNINGS	OTHER	NON-	TOTAL
	COMMON		PAID-IN	(ACCUMULATED	COMPREHENSIVE	CONTROLLING	SHAREHOLDERS'
	STOCK	AMOUNT	CAPITAL	LOSS)	INCOME	INTERESTS	EQUITY

Balance, December 31, 2012	3,322,500	$3,322	$8,278,254	$806,192	$296,297	$90,900	$9,474,965

Cancellation of shares	(1,000,000)	(1,000)	1,000	—	—	—	—

Imputed Interest	—	—	297,990	—	—	1,328	299,318

Net income	—	—	—	5,693,481	—	60,668	5,754,149

Foreign currency translation adjustment	—	—	—	—	636,745	6,432	643,177

Balance, December 31, 2013	2,322,500	$2,322	$8,577,244	$6,499,673	$933,042	$159,328	$16,171,609

Shares issued for Services	856,000	856	6,333,544	—	—	—	6,334,400

Imputed Interest	—	—	194,702	—	—	1,600	196,302

Net income (loss)	—	—	—	(6,067,088)	—	5,138	(6,061,950)

Foreign currency translation adjustment	—	—	—	—	(255,548)	(2,488)	(258,036)

Balance, December 31, 2014	3,178,500	$3,178	$15,105,490	$432,585	$677,494	$163,578	$16,382,325

See accompanying notes to audited consolidated financial statements.

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS EXPRESSED IN US DOLLARS)

	For the year Ended
	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(6,067,088)	$5,693,481
Net income attributable to non-controlling interests	5,138	60,668
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt	624,226	82,009
Depreciation and amortization	1,030,686	916,666
Stock based compensation	6,334,400	—
Impairment loss	5,782,648	—
Imputed interest	196,302	299,319
Changes in assets and liabilities:
Inventories	(203,347)	36,002
Receivables	(514,778)	(157,648)
Other current assets	834	(4,268)
Prepaid expense	82,195	(972,628)
Accounts payable and accrued liabilities	345,878	(607,545)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	7,617,094	5,346,056

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(896,677)	(2,386,445)
Deposit paid on property	(1,864,416)	—
Cash paid for investments	(4,891,500)	—
Acquisition of land use right	—	(492,085)
NET CASH USED IN INVESTING ACTIVITIES	(7,652,593)	(2,878,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments to) related parties	364,514	(3,120,151)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	364,514	(3,120,151)

EFFECT OF EXCHANGE RATE ON CASH	(258,036)	643,177

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	70,979	(9,448)

CASH AND CASH EQUIVALENTS - beginning of period	11,797	21,245

CASH AND CASH EQUIVALENTS - end of period	$82,776	$11,797

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for Interest	$—	$899

NON-CASH INVESTING AND FINANCING ACTIVITIES
Cancellation of common shares by shareholder	$—	$1,000

See accompanying notes to audited consolidated financial statements.

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

China Liaoning Dingxu Ecological Agriculture Development Inc. (the "Company") was incorporated under the laws of State of Nevada on August 19, 2010.  The Company is primarily engaged in the growing, marketing, producing and selling of agriculture products in People’s Republic of China (“PRC”).

On December 12, 2011, the Company entered a Share Exchange Agreement with DingXu BVI Shareholder (Chin Yung Kong) under which the Company issued  3,000,000 shares of common stock to Chin Yung Kong to acquire 100% of the issued and outstanding shares of DingXu BVI.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company had cash balances of $82,776 and $11,797 as of December 31, 2014 and 2013, respectively.  The Company had no cash equivalents as of December 31, 2014 and 2013.

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

The Company has a land use right to 24,806 square meters of land. The term of the land use right is 50 years, starting in March 2011. The land use right purchase price of $579,580 was fully paid during 2011.  For the years ended December 31, 2014 and 2013, the Company recorded amortization expense of $11,909 and $11,794, respectively. The Company recorded the land use right at its net value of $548,922 and $566,028 as of December 31, 2014 and 2013 respectively.

The Company has a land use right to 56,139 square meters of land. The term of the land use right is 46 years, starting in March 2011. The land use right purchase price of $2,698,027 was fully paid for during 2013.   For the year ended December 31, 2014 and 2013, the Company recorded amortization expense of $59,503 and $58,926, respectively. The Company recorded the land use right at its net value of $2,540,116 and $2,623,698 as of December 31, 2014 and 2013 respectively.

The Company has a land use right to 428,214 square meters of land. The term of the land use right is 18 years, starting in January 2012. For the year ended December 31, 2014 and 2013, the Company recorded amortization expense of $157,017 and $157,949, respectively. The Company recorded the land use right at its net value of $2,347,313 and $2,531,925 as of December 31, 2014 and 2013 respectively.  As the land use right was not yet fully paid for as of December 31, 2014, the Company recorded long term liabilities related to this land use right in the amount of $1,581,775 and $1,548,644 as of December 31, 2014 and 2013 respectively.

LONG TERM PREPAID LEASE

Leases where substantially all the risks and rewards of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases net of any incentives received from the lessor are charged to the consolidated statements of operations on a straight-line basis over the terms of the underlying lease.

The Company records lease payments at cost less accumulated rent. The Company entered into a long term agreement with certain unrelated parties to rent land in 2010. The lease payments are recorded as operating lease expenses using the straight line method during the contract period of 20 years beginning at January 1, 2010. The lease payments for the entire contract period were prepaid of $1,030,900. For the year ended December 31, 2014 and 2013, the Company recorded lease expense of $54,350 and $55,240, respectively.

The Company entered into a long term agreement with certain unrelated parties to rent land in 2013. The lease payments are recorded as operating lease expenses using the straight line method during the contract period of 17 years beginning at December 25, 2013. The lease payments for the entire contract period were prepaid of $984,107. For the year ended December 31, 2014 and 2013, the Company recorded lease expense of $56,040 and $0, respectively.

INVESTMENTS

The Company analyzes equity investments in privately held companies to determine if it should be accounted for under the cost or equity method of accounting based on such factors as the percentage ownership of the voting stock outstanding and our ability to exert significant influence over these companies. For the cost method investments, the Company determines at each reporting period whether a decline in fair value has occurred and whether such decline is considered to be an other-than-temporary impairment. If a decline in fair value is determined to be other-than-temporary, the Company would recognize an impairment to reduce the investment to the lower of cost or fair value.

Investments are considered impaired when a decline in fair value is judged to be other-than-temporary. The Company considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an individual investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and its intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

For the years ended December 31, 2014 and 2013, the Company recorded an impairment on its cost-method investments in the amount of $4,891,500 and $0, respectively, in other expense, net in the consolidated statements of operations. As of December 31, 2014, the net carrying value of the Company’s investments in privately-held companies was $0.

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

Enterprise income tax

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the operating subsidiary is exempted from enterprise income tax from 2010 to 2014. Accordingly, the Company statutory rate was 0% and 0% for the year ended December 31, 2014 and 2013, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

On August 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements – Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

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

Finished goods consist of dried mushrooms.

Growing crops consist of expenditures valued at the lower of cost or market and are deferred and charged to cost of goods sold when the related crop is harvested and sold. The deferred growing costs included in inventories in the consolidated balance sheets consist primarily of raw material of the crops, direct labor, depreciation of fixed assets used directly in growing, land lease payment for the field used to grow crops, and utilities used in the production site. Costs included in growing crops related to the current crop year.

Inventories at December 31, 2014 and 2013 consisted of the following:

	December 31, 2014	December 31, 2013

Raw materials and supplies	$14,005	$8,145
Growing crops	254,248	91,860
Finished goods	—	—
Others	39,007	3,908
Total Inventories	$307,260	$103,913

NOTE 4. ADVANCES TO SUPPLIERS

Advances to suppliers were mainly used to record the advances paid as deposits on raw materials, equipment, or other fixed assets being purchased. Advances to suppliers at December 31, 2014 and 2013 consist of the following:

	December 31, 2014	December 31, 2013

Advances to suppliers – short-term
Au Rui Jin Packaing Co., LTD	$—	$40,840
Chaoyang Co., LTD	—	32,804
Other	—	8,551
Total advances to suppliers – short-term	$—	$82,195

Advances to suppliers – long-term
PanJin XingHua Real Estate Development Co., LTD	$1,864,416	$—
Total advances to suppliers – long-term	$1,864,416	$—

On September 20, 2014, the Company signed a contract to purchase an apartment building which has six floors to be used as a dormitory for the Company’s workers. The Company paid $1,864,416 to PanJin XingHua Real Estate Development Co., Ltd for the purchase of this building. The building is scheduled to be completed during April 2015 at which time it will be transferred into fixed assets and put into use by the Company.

NOTE 5. RECEIVABLES

Receivables consisted of account receivables due from the sales of mushroom products and advances made to Company employees for future business related expenses. The balances as of December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013

Account receivable	$56,862	$150,832
Employee advances	—	15,478
	$56,862	$166,310

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment at December 31, 2014 and 2013 consists of the following:

	December 31, 2014	December 31, 2013

Building	$12,276,999	$11,699,426
Plant	774,705	569,533
Vehicles	34,087	34,405
Office equipment	75,154	75,857
	13,160,945	12,379,221

Less: Accumulated depreciation	2,070,946	1,363,313
Property, plant and equipment, net	$11,089,999	$11,015,908

For the year ended December 31, 2014 and 2013, the Company recorded depreciation expense of $707,633 and $687,997, respectively.

NOTE 7. CONSTRUCTION IN PROGRESS

Construction in progress activities for the year ended December 31, 2014 and 2013 as following:

	December 31, 2014	December 31, 2013
The beginning balance:
Greenhouse and planting structures	$145,237	$354,943
Factory workshop	751,201	728,661
Total	$896,438	$1,083,604

Activities:
Unrealized foreign currency translation gain (loss)	$(5,290)	$33,521
Transfer to fixed assets	—	(220,687)
Impairment loss	(891,148)	—
Total	$(896,438)	$(187,166)

The ending balance:
Greenhouse and planting structures	$—	$145,237
Factory workshop	—	751,201
Total	$—	$896,438

NOTE 8. INVESTMENTS

Investments made during the period from December 31, 2012 through December 31, 2014 are as follows:

December 31, 2012	$—
Activity during fiscal year 2013	—
December 31, 2013	—
Purchase of investment in Liaoning Shenglande Biotechnology Co., Ltd.	2,438,033
Purchase of investment in Shenyang Yiguan Organic Food Co., Ltd.	2,453,467
Other than temporary impairment	(4,891,500)
December 31, 2014	$—

On June 10, 2014, the Company entered into a contract with Liaoning Shenglande Biotechnology Co., Ltd., a limited liability company (“Liaoning Shenlande”) organized under the laws of the PRC. Under the contract, the Company invested $2,438,033 into Liaoning Shenglande to plant fresh mushroom from July 15, 2014 to July 15, 2019. During the period of cooperation, the Company will get the 50% of profit after tax of Liaoning Shenglande. The Company has the right to receive $2,438,033 at the end of cooperation period. At December 31,2014, we impaired the investment to its fair value as an other than temporary impairment.

On December 20, 2014, the Company entered into a contract with Shenyang Yiguan Organic Food Co., Ltd.., a limited liability company (“Shenyang Yiguan”) organized under the laws of the PRC. Under the contract, the Company invested $2,453,467 into Shenyang Yiguan to plant fresh mushroom from January 1, 2015 to January 1, 2020. During the period of cooperation, the Company will get the 50% of profit after tax of Shenyang Yiguan. The Company has the right to receive $2,453,467 at the end of cooperation period. At December 31,2014, we impaired the investment to its fair value as an other than temporary impairment.

For the years ended December 31, 2014 and 2013, the Company recorded an impairment on its investments in the amount of $4,891,500 and $0, respectively, in other expense, net in the consolidated statements of operations. As of December 31, 2014, the net carrying value of the Company’s investments in investments was $0.

NOTE 9. RELATED PARTY TRANSACTIONS

Due to related parties: The total amount due to related parties consisted of the borrowing from shareholders to purchase land use rights, building greenhouses and other planting structures.  The balance was $2,545,915 and $2,181,401 as of December 31, 2014 and 2013, respectively.

Imputed interest: Certain stockholders advanced funds to the Company with no stated interest rate. The interest is imputed at 8% annually.  The Company recorded imputed interest in the amount of $196,302 and $299,319 for the years ended December 31, 2014 and 2013, respectively.

NOTE 10. COMMON STOCK

During the years ended December 31, 2014 and 2013, the Company recorded imputed interest on outstanding due to related parties balance as a contribution of paid-in capital in the amount of $196,302 and $299,319, respectively.

On January 8, 2013, majority shareholder, Chin Yung Kong, cancelled 1,000,000 common shares.

On October 9, 2014, we completed a 1-for-20 reverse stock split of our outstanding common stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented.

On October 31, 2014, the Company issued 856,000 common shares to a consultant in consideration for providing business development services. The total fair value of the common stock was $6,334,400 based on the closing price of the Company’s common stock on the date of grant.

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. There are a total of 3,178,500 common shares issued and outstanding at December 31, 2014. No preferred shares have been authorized or issued.

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities as of December 31, 2014:

Fair Value Measurements at
Balance as of December 31, 2014	Level 1	Level 2	Level 3

$—	$—	$—	$—

The following table provides a summary of the fair values of assets and liabilities as of December 31, 2013:

Fair Value Measurements at
Balance as of December 31, 2013	Level 1	Level 2	Level 3

$—	$—	$—	$—

NOTE 12. NON-CONTROLLING INTEREST

Non-controlling interest represents the 1% interest in the subsidiaries. The net income, unrealized foreign currency translation gain and imputed interest attributable to non-controlling interest totals $4,250 and $68,428 for the years ended December 31, 2014 and 2013, respectively. The Company recorded $163,578 and $159,328 of non-controlling interest as of December 31, 2014 and 2013, respectively.

NOTE 13. COMMITMENTS AND CONTINGENCIES

The Company had a long term payable for the acquisition of a land use right. Based on the contract agreement, the future minimum rental payments required for the coming years are as follows:

Years ending December 31:
2015	$—
2016	—
2017	—
2018	—
2019	16,900
Remaining payments	1,564,875
Total future minimum payments	$1,581,775

Besides the long term payable for land use right, the Company will make payment to shareholders time to time.

The Company did not have other significant capital commitments, or significant guarantees as of December 31, 2014 and 2013, respectively.

NOTE 14. CONCENTRATIONS

For the year ended December 31, 2014, seven of the Company’s customers accounted for 100% of revenues.  Each of the seven customers had sales range from 12% - 20%.  As of December 31, 2014, the Company had $56,862 account receivable due from one of the Company’s customers.  An adverse change in the Company’s relationship with these customers could negatively affect the Company’s revenues and their results of operations.

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

NOTE 15. BUSINESS COMBINATIONS

On December 12, 2011, the Company entered a Share Exchange Agreement with DingXu BVI Shareholder (Chin Yung Kong) under which the Company issued  3,000,000 shares of common stock to Chin Yung Kong to acquire 100% of the issued and outstanding shares of DingXu BVI.

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

Per ASC-805-50-45,”Transactions Between Entities Under Common Control”, the presentation of the financial statements pertain to financial statements of all consolidating subsidiaries for the period from January 1 through December 31 for fiscal year 2014 and 2013.

NOTE 16. SUBSEQUENT EVENTS

On January 10, 2015, the Company converted the $2,000,000 related party payable to Chin Yung Kong into a convertible note in the amount of $2,000,000. The convertible note has a maturity date of June 10, 2015, and is convertible into the Company’s common stock at the fixed rate of $0.10 per share. The note also bears no interest. Subsequently, on January 15, 2015, Chin Yung Kong converted the $2,000,000 related party convertible note into 20,000,000 shares of common stock.

On January 10, 2015, the Company converted accrued expenses for consulting services owed to four consultants totaling $300,000 into four convertible notes, in the amounts of $150,000, $100,000, $25,000 and $25,000. The convertible notes each have a maturity date of January 10, 2016, and are convertible into the Company’s common stock at the fixed rate of $0.10 per share. The notes also bears interest at 10% per annum. Subsequently, on January 15, 2015, the consultants converted each of the convertible notes into a total of 3,000,000 shares of common stock.

On January 10, 2015, the Company converted accrued expenses for business development services owed to East to West Investment, Inc. of $150,000 into a convertible note in the amount of $150,000. The convertible note has a maturity date of January 10, 2016, and is convertible into the Company’s common stock at the fixed rate of $0.10 per share. The note also bears interest at 10% per annum. Subsequently, on January 15, 2015, the East to West Investment, Inc. converted the $150,000 convertible note into 1,500,000 shares of common stock.

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855 and the Company is not aware of any other subsequent events which would require recognition or disclosure in the financial statements.

