Form 10-Q
period 2015-06-30
China Liaoning Dingxu Ecological Agriculture Development, Inc.
filed 2015-08-19
CIK 1501958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐ No ☑

As of August 14, 2015, there were 7,845,617 shares of common stock of the registrant outstanding.

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits

SIGNATURES

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

Item 1. Financial Statements

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS) (UNAUDITED)

	As of	As of
	June 30, 2015	December 31, 2014

ASSETS

Cash and cash equivalents	$785,652	$82,776
Inventories	155,990	307,260
Other receivables, net	—	56,862
Other current assets	89,710	89,348
Total Current Assets	1,031,352	536,246

Property and equipment, net	12,621,663	11,089,999
Advances to suppliers, long-term	—	1,864,416
Land use right	5,344,139	5,436,351
Prepaid lease for land	1,658,904	1,707,203
Total Assets	$20,656,058	$20,634,215

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Account payable	$105,637	$105,211
Accrued expenses	18,796	18,989
Due to related parties	486,982	2,545,915
Total Current Liabilities	611,415	2,670,115

Long term payable	1,588,199	1,581,775

Total Liabilities	2,199,614	4,251,890

Stockholders' Equity:

Common stock ($0.001 par value; 75,000,000 shares authorized; 7,845,233 and 211,900 shares issued and outstanding at June 30, 2015 and December 31, 2014)	7,845	212
Additional paid-in capital	20,147,904	15,108,456
Retained earnings	(2,608,492)	432,585
Accumulated other comprehensive income	744,882	677,494
Non-controlling interests	164,305	163,578

Total Stockholders' Equity	18,456,444	16,382,325

Total Liabilities and Stockholders' Equity	$20,656,058	$20,634,215

See accompanying notes to unaudited consolidated financial statements.

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLARS) (UNAUDITED)

	The three months ended	The three months ended	The six months ended	The six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

NET REVENUES	$329,441	$3,181,583	$2,107,586	$6,629,131

COST OF REVENUES	371,531	1,323,833	1,619,713	2,559,176

GROSS PROFIT	(42,090)	1,857,750	487,873	4,069,955

OPERATING EXPENSES:
Depreciation and amortization	198,169	174,621	425,793	362,090
Bad debt	—	—	—	1,141,225
General and administrative	27,679	56,753	565,908	150,343
Total Operating Expenses	225,847	231,374	991,701	1,653,658

INCOME (LOSS) FROM OPERATIONS	(267,937)	1,626,376	(503,828)	2,416,297

OTHER INCOME (EXPENSE):
Interest expense	(58,288)	94	(2,537,247)	16,520
Other income	—	(45,312)	—	(88,960)
Total Other Income (Expense)	(58,288)	(45,218)	(2,537,247)	(72,440)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	(326,225)	1,581,158	(3,041,075)	2,343,857

PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTERESTS	$(326,225)	$1,581,158	$(3,041,075)	$2,343,857

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(2,628)	15,812	(663)	24,112

NET INCOME (LOSS)	$(323,597)	$1,565,346	$(3,040,412)	$2,319,745

OTHER COMPREHENSIVE INCOME (LOSS):

Unrealized foreign currency translation gain (loss)	(34,125)	(166)	68,069	(210,065)

LESS: OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(341)	(2)	681	(2,101)

COMPREHENSIVE INCOME (LOSS)	$(357,381)	$1,565,182	$(2,973,024)	$2,111,781

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.18)	$10.21	$(1.01)	$15.14
Diluted	$(0.18)	$10.21	$(1.01)	$15.14

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,416,662	159,833	3,001,521	159,833
Diluted	4,416,662	159,833	3,001,521	159,833

See accompanying notes to unaudited consolidated financial statements.

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

	For the six months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(3,040,412)	2,319,745
Net income attributable to non-controlling interests	(663)	24,112
Adjustments to reconcile net income to net cash Provided by operating activities:
Bad debt	—	1,141,225
Depreciation and amortization	425,793	449,488
Imputed interest	27,127	88,816
Debt discount amortization	2,510,000	—
Changes in assets and liabilities:
Inventories	151,270	(137,730)
Other receivables	56,862	166,310
Other current assets	(363)	820
Prepaid expense	(7,573)	76,019
Accounts payable and accrued liabilities	512,766	337,794
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	634,807	4,466,599

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to related parties	—	(1,141,225)
Cash paid for fixed asset	—	(681,230)
Cash paid for long term investment	—	(2,437,914)
NET CASH USED IN INVESTING ACTIVITIES	—	(4,260,369)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	—	654,010

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	654,010

EFFECT OF FOREIGN EXCHANGE RATE	68,069	(210,065)

NET INCREASE IN CASH AND CASH EQUIVALENTS	702,876	650,175

CASH AND CASH EQUIVALENTS - beginning of period	82,776	11,797

CASH AND CASH EQUIVALENTS - end of period	785,652	661,972

NON-CASH INVESTING AND FINANCING ACTIVIIES
Fixed assets received from prepaid building	$1,871,989	$—
AP converted into note payable	$2,510,000	$—
Debt converted into common shares	$2,510,000	$—
Beneficial conversion feature	$2,510,000	$—

SUPPLEMENTAL INFORMATION
Income tax paid	$—	—
Interest paid	$—	—

See accompanying notes to unaudited consolidated financial statements.

CHINA LIAONING DINGXU ECOLOGICAL AGRICULTURE DEVELOPMENT INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company had cash balances of $785,652 and $82,776 as of June 30, 2015 and December 31, 2014, respectively.  The Company had no cash equivalent as of June 30, 2015 and December 31, 2014.

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

The Company has land use rights to 24,806 square meters of land. The term of the land use rights is 50 years, starting in March 2011. The land use right in the amount of $579,580 was fully paid during 2011.  For the six months ended June 30, 2015 and 2014, the Company recorded amortization expense of $5,949 and $5,910, respectively. The Company recorded the land use right net value of $545,193 and $548,922 as of June 30, 2015 and December 31, 2014, respectively.

The Company has land use rights to 56,139 square meters of land. The term of the land use rights is 46 years, starting in March 2011. The land use right in the amount of $2,698,027 was fully paid before March 31, 2013.  For the six months ended June 30, 2015 and 2014, the Company recorded amortization expense of $29,724 and $29,656, respectively. The Company recorded the land use right net value of $2,520,662 and $2,540,116 as of June 30, 2015 and December 31, 2014, respectively.

The Company has land use rights to 428,214 square meters of land. The term of the land use rights is 18 years, starting in January 2012. For the six months ended June 30, 2015 and 2014, the Company recorded amortization expense of $78,436 and $78,257, respectively. The Company recorded the land use right net value of $2,278,284 and $2,347,313 as of June 30, 2015 and December 31, 2014, respectively.  As the land use right was not yet fully paid for as of June 30, 2015, the Company recorded long term liabilities related to this land use right in the amount of $1,588,199 and $1,581,775 as of June 30, 2015 and December 31, 2014, respectively.

LONG TERM PREPAID LEASE

Leases where substantially all the risks and rewards of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases net of any incentives received from the lessor are charged to the consolidated statements of operations on a straight-line basis over the terms of the underlying lease.

The Company records lease payments at cost less accumulated rent. The Company entered into a long term agreement with certain unrelated parties to rent land in 2010. The lease payments are recorded as operating lease expenses using the straight line method during the contract period of 20 years beginning at January 1, 2010. The lease payments for the entire contract period of $1,030,000 were prepaid. For the six months ended June 30, 2015 and 2014, the Company recorded lease expense of $27,994 and $27,801, respectively.

The Company entered into a long term agreement with certain unrelated parties to rent land in 2013. The lease payments are recorded as operating lease expenses using the straight line method during the contract period of 17 years beginning at December 25, 2013. The lease payments for the entire contract period $984,107 were prepaid. For the six months ended June 30, 2015 and 2014, the Company recorded lease expense of $27,150 and $27,088, respectively.

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

Enterprise income tax

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the operating subsidiary is exempted from enterprise income tax from 2010 to 2016. Accordingly, the Company statutory rate was 0% and 0% for the six months ended June 30, 2015 and 2014, respectively.

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

Inventories at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014

Raw materials and supplies	$48,816	$14,005
Finished goods	38,758	—
Growing crops	68,416	254,248
Others	—	39,007
Total Inventories	$155,990	$307,260

NOTE 4. ADVANCES TO SUPPLIER

Advances to suppliers were mainly used to record the advances paid as deposits on raw materials, equipment, or other fixed assets being purchased. Advances to suppliers at June 30, 2015 and December 31, 2014 consist of the following:

	June 30, 2015	December 31, 2014

Advances to suppliers – long-term
PanJin XingHua Real Estate Development Co., Ltd	$—	$1,864,416
Total advances to suppliers – long-term	$—	$1,864,416

On September 20, 2014, the Company signed a contract to purchase an apartment building which has six floors to be used as a dormitory for the Company’s workers. The Company paid $1,864,416 to PanJin XingHua Real Estate Development Co., Ltd for the purchase of this building. The building was completed during April 2015 at which time it was transferred into fixed assets and put into use by the Company.

NOTE 5. RECEIVABLES

Receivables consisted of account receivables due from the sales of mushroom products and advances made to Company employees for future business related expenses. The balances as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014

Account receivable	$—	$56,862
Employee advances	—	—
Total receivables	$—	$56,862

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment at June 30, 2015 and December 31, 2014 consists of the following:

	June 30, 2015	December 31, 2014

Building	$14,191,313	$12,276,999
Plant	777,856	774,705
Vehicles	34,225	34,087
Office equipment	75,455	75,154
Total fixed assets	15,078,849	13,160,945

Less: Accumulated depreciation	2,457,186	2,070,946
Property, plant and equipment, net	$12,621,663	$11,089,999

During April 2015, the Company transferred prepaid $1,871,989 into fixed assets for an apartment building purchased from PanJin XingHua Real Estate Development Co., Ltd. The building was completed and the Company has put into use. As June 30, 2015, the Company has submitted application for property certification. The building is in the process of being transferred to Company’s name.

For the six months ended June 30, 2015 and 2014, the Company recorded depreciation expense of $386,240 and $335,555, respectively.

NOTE 7. RELATED PARTY TRANSACTIONS

Due to related parties

The total amount due to related parties consisted of the borrowing from shareholders to purchase land use rights and building greenhouses and planting structures.  The balance was $486,982 and $2,545,915 as of June 30, 2015 and December 31, 2014, respectively.

During the six months ended June 30, 2014, the Company advanced a loan in the amount of $1,141,225 to the director of the Company’s operating VIE, Liaoning Dingxu. This loan has no stated term of repayment and interest rate.  The Company conservatively recorded a full allowance for the loan and recorded bad debt expenses of $1,141,225 as of June 30, 2014.

Convertible Debt

On January 10, 2015, the Company converted $2,000,000 of related party payables due to Chin Yung Kong into a convertible note. The note has a maturity date of June 10, 2015, and is convertible into Company common stock at the fixed rate of $1.5 per share. The note does not bear any interest.

The Company evaluated the convertible note to Chin Yung Kong and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price and, as such, does not constitute a derivative liability as the Company has the appropriate number of shares available to be issuable if settlement were to occur. The beneficial conversion feature discount resulting from the conversion price of $77.25 below the market price on January 10, 2015 of $78.75 provided a value of $2,000,000. On January 15, 2015, Chin Yung Kong exercised the convertible note and converted it into 1,333,333 shares of common stock, in accordance with the note agreement. As a result, no gain or loss was recognized on the conversion as it was made within the terms of the agreement. In addition, as a result of the full conversion, the debt discount recorded of $2,000,000 as of January 10, 2015 was completely amortized into interest expense in the same amount.

On May 22, 2015, the Company converted $60,000 of related party payables due to Chin Yung Kong into a convertible note. The note has a maturity date of May 22, 2015, and is convertible into Company common stock at the fixed rate of $0.01 per share. The note does not bear any interest.

The Company evaluated the convertible note to Chin Yung Kong and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price and, as such, does not constitute a derivative liability as the Company has the appropriate number of shares available to be issuable if settlement were to occur. The beneficial conversion feature discount resulting from the conversion price of $5.99 below the market price on May 22, 2015 of $6.00 provided a value of $60,000. On May 22, 2015, Chin Yung Kong exercised the convertible note and converted it into 6,000,000 shares of common stock, in accordance with the note agreement. As a result, no gain or loss was recognized on the conversion as it was made within the terms of the agreement. In addition, as a result of the full conversion, the debt discount recorded of $60,000 as of May 22, 2015 was completely amortized into interest expense in the same amount.

Imputed Interest

Certain stockholders advanced funds to the Company with no stated interest rate. The interest is imputed at 8% annually.  The Company recorded imputed interest in the amount of $27,127 and $88,816 for the six months ended June 30, 2015 and 2014, respectively.

NOTE 8 STOCKHOLDERS’ EQUITY

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. There are a total of 7,845,617 common shares issued and outstanding at June 30, 2015. No preferred shares have been authorized or issued.

During the six months ended June 30, 2015 and 2014, the Company recorded imputed interest on outstanding due to related parties balance as a contribution of paid-in capital in the amount of $27,127 and $88,816, respectively.

On October 9, 2014, we completed a 1-for-20 reverse stock split of our outstanding common stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented.

On October 31, 2014, the Company issued 57,067 common shares to a consultant in consideration for providing business development services. The total fair value of the common stock was $6,334,400 based on the closing price of the Company’s common stock on the date of grant.

On January 10, 2015, the Company converted $2,000,000 of related party payables due to Chin Yung Kong (a related party) into a convertible note. The note has a maturity date of June 10, 2015, and is convertible into Company common stock at the fixed rate of $1.5 per share. The note does not bear any interest. On January 15, 2015, Chin Yung Kong exercised the convertible note and converted it into 1,333,333 shares of common stock, in accordance with the note agreement. As a result, no gain or loss was recognized on the conversion as it was made within the terms of the agreement. In addition, as a result of the full conversion, the debt discount recorded of $2,000,000 as of January 10, 2015 was completely amortized into interest expense in the same amount.

On January 10, 2015, the Company converted $450,000 of account payables due to five consultants into five separate convertible notes. Each note has a maturity date of January 10, 2016, and is convertible into Company common stock at the fixed rate of $1.5 per share. The notes also bear interest at the rate of 10% per year. On January 15, 2015, the five consultants exercised each of the five convertible notes and converted them into at total of 300,000 shares of common stock, in accordance with the note agreements. As a result, no gain or loss was recognized on the conversions as they were made within the terms of the agreements. In addition, as a result of the full conversions, the debt discounts recorded of $450,000 as of January 10, 2015 were completely amortized into interest expense in the same amount.

On May 19, 2015, we completed a 1-for-15 reverse stock split of our outstanding common stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented.

On May 22, 2015, the Company converted $60,000 of related party payables due to Chin Yung Kong (a related party) into a convertible note. The note has a maturity date of May 22, 2015, and is convertible into Company common stock at the fixed rate of $0.01 per share. The note does not bear any interest. On May 22, 2015, Chin Yung Kong exercised the convertible note and converted it into 6,000,000 shares of common stock, in accordance with the note agreement. As a result, no gain or loss was recognized on the conversion as it was made within the terms of the agreement. In addition, as a result of the full conversion, the debt discount recorded of $60,000 as of May 22, 2015 was completely amortized into interest expense in the same amount.

The Company has not granted any stock options and has not recorded any stock-based compensation since inception.

NOTE 9 FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities as of June 30, 2015:

Fair Value Measurements at
Balance as of June 30, 2015	Level 1	Level 2	Level 3

$—	$—	$—	$—

The following table provides a summary of the fair values of assets and liabilities as of December 31, 2014:

Fair Value Measurements at
Balance as of December 31, 2014	Level 1	Level 2	Level 3

$—	$—	$—	$—

NOTE 10. NON-CONTROLLING INTEREST

Non-controlling interest represents the 1% interest in the subsidiaries. The net income, unrealized foreign currency translation gain and imputed interest attributable to the non-controlling interest total $64 and $22,016 for the six months ended June 30, 2015 and 2014, respectively. The Company recorded $164,305 and $163,578 of non-controlling interest as of June 30, 2015 and December 31, 2014, respectively.

NOTE 11. COMMITMENT AND CONTINGENCIES

The Company had a long term payable for the acquisition of a land use right. Based on the contract agreement, the future minimum rental payments required for the coming years are as follows:

Years ending December 31:
2015	$—
2016	—
2017	—
2018	—
2019	16,969
Remaining payments	1,571,230
Total future minimum payments	$1,588,199

Besides the long term payable for land use right, the Company will make payment to shareholders time to time.

The Company did not have other significant capital commitments, or significant guarantees as of June 30, 2015 and December 31, 2014, respectively.

NOTE 12. CONVERTIBLE DEBT

On January 10, 2015, the Company converted $2,000,000 of related party payables due to Chin Yung Kong (a related party) into a convertible note. The note has a maturity date of June 10, 2015, and is convertible into Company common stock at the fixed rate of $1.5 per share. The note does not bear any interest.

The Company evaluated the convertible note to Chin Yung Kong and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price and, as such, does not constitute a derivative liability as the Company has the appropriate number of shares available to be issuable if settlement were to occur. The beneficial conversion feature discount resulting from the conversion price of $77.25 below the market price on January 10, 2015 of $78.75 provided a value of $2,000,000. On January 15, 2015, Chin Yung Kong exercised the convertible note and converted it into 1,333,333 shares of common stock, in accordance with the note agreement. As a result, no gain or loss was recognized on the conversion as it was made within the terms of the agreement. In addition, as a result of the full conversion, the debt discount recorded of $2,000,000 as of January 10, 2015 was completely amortized into interest expense in the same amount.

On January 10, 2015, the Company converted $450,000 of account payables due to five consultants into five separate convertible notes. Each note has a maturity date of January 10, 2016, and is convertible into Company common stock at the fixed rate of $1.5 per share. The notes also bear interest at the rate of 10% per year.

The Company evaluated the convertible notes to the five consultants and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price and, as such, does not constitute a derivative liability as the Company has the appropriate number of shares available to be issuable if settlement were to occur. The beneficial conversion feature discount resulting from the conversion price of $77.25 below the market price on January 10, 2015 of $78.75 provided a value of $450,000. On January 15, 2015, the five consultants exercised each of the five convertible notes and converted them into at total of 300,000 shares of common stock, in accordance with the note agreements. As a result, no gain or loss was recognized on the conversions as they were made within the terms of the agreements. In addition, as a result of the full conversions, the debt discounts recorded of $450,000 as of January 10, 2015 were completely amortized into interest expense in the same amount.

On May 22, 2015, the Company converted $60,000 of related party payables due to Chin Yung Kong into a convertible note. The note has a maturity date of May 22, 2015, and is convertible into Company common stock at the fixed rate of $0.01 per share. The note does not bear any interest.

The Company evaluated the convertible note to Chin Yung Kong and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price and, as such, does not constitute a derivative liability as the Company has the appropriate number of shares available to be issuable if settlement were to occur. The beneficial conversion feature discount resulting from the conversion price of $5.99 below the market price on May 22, 2015 of $ 6 provided a value of $60,000. On May 22, 2015, Chin Yung Kong exercised the convertible note and converted it into 6,000,000 shares of common stock, in accordance with the note agreement. As a result, no gain or loss was recognized on the conversion as it was made within the terms of the agreement. In addition, as a result of the full conversion, the debt discount recorded of $60,000 as of May 22, 2015 was completely amortized into interest expense in the same amount.

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

The revenues from the sales of fresh mushrooms constitute approximately 83% and 62% of our total revenues in the first six months of 2015 and 2014, respectively.

(2) Mushroom seeds. We sell mushroom seeds to farmers in the form of stick shaped containers filled with fertilizers on which the mushrooms grow and bottles of mushroom seeds which are also used to grow mushrooms.

The revenues from the sales of mushroom seeds was approximately 16% and 10% of our total revenues in the first six months of 2015 and 2014, respectively.

(3) Dried Mushrooms. We dry and package fresh mushrooms and sell them to stores that sell products directly to individual customers. Our dried mushrooms include eryngii mushrooms, white jade mushrooms, white king oyster mushrooms and Ganoderma mushrooms.

The revenue from the sales of dried mushrooms was approximately 1% and 28% of our total revenues in the first six months of 2015 and 2014, respectively.

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

Enterprise income tax

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the operating subsidiary is exempted from enterprise income tax from 2010 to 2016. Accordingly, the Company statutory rate was 0% and 0% for the six months ended June 30, 2015 and 2014, respectively.

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

FINANCIAL CONDITION

Results of Operations for the six months ended June 30, 2015 and 2014

1. Revenue

The following table sets forth the breakdown of our revenue for the six months ended June 30, 2015 and 2014, respectively:

	2015	2014
Fresh Mushrooms	$1,760,368	$4,121,280
Mushroom seeds	330,702	690,830
Dried mushrooms	16,516	1,817,021
Total revenue	$2,107,586	$6,629,131

We derived our revenues predominantly from sales of our mushroom products. For the six months ended June 30, 2015 and 2014, revenues were $2,107,586 and $6,629,131, respectively, representing a decrease of $4,521,545.

The revenue from sales of our fresh mushrooms decreased $2,360,912 resulting from the decrease of sales price and volume. As the Chinese government has embarked on a high-profile anti-corruption campaign, the gifts and catering market has significantly decreased. So, in order to continue selling the fresh mushrooms in a reasonable time, we cut prices and the production quantity to reduce inventories.

The revenue from sales of our mushroom seeds decreased $360,128, resulting from the decrease of sales price and volume. As with the fresh mushrooms, the farmers needed fewer mushroom seeds to product mushrooms due to lower demand and therefore requested a lower price and quantity for the mushroom seeds.

The revenue from sales of our dried mushrooms decreased $1,800,505, also resulting from the above reasons. As the dried mushrooms are generally used for gifts, our sales of this product have significantly declined due to this situation.

2. Cost of revenue

The following table presents a breakdown of our cost of revenue of our mushroom products for the six months ended June 30, 2015 and 2014.

	2015	2014

Cost of fresh mushroom sales	$1,402,451	$1,948,710

Cost of mushroom seed sales	209,904	257,980

Cost of dried mushroom sales	7,358	352,486

Total	$1,619,713	$2,559,176

For the six months ended June 30, 2015 and 2014, cost of fresh mushroom sales were $1,402,451 and $1,948,710 respectively, representing a decrease of $546,259. The decrease in cost was mainly due from the comprehensive impact of two aspects, one was the spoilage of fresh mushrooms not sold out in time which resulted in the unit cost increased, the other was the production yield decreased which led our total cost decreased.

For the six months ended June 30, 2015 and 2014, cost of mushroom seed sales were $209,904 and $257,980, respectively, representing a decrease of $48,076. The decrease in cost was mainly related to the same reason with fresh mushroom.

For the six months ended June 30, 2015 and 2014, cost of dried mushroom sales were $7,358 and $352,486, respectively, representing a decrease of $345,128. The decrease in cost was related to that the Chinese government embarked on a high-profile anti-corruption. As the dried mushrooms are generally used for gifts, our sales of this product have significantly declined due to this situation.

3. Gross profit

The following table presents the gross profit of our businesses for the six months ended June 30, 2015 and 2014:

Production Category	2015	2014

Fresh mushrooms sales	$357,917	$2,172,570

Mushroom seeds sales	120,798	432,850

Dried Mushroom sales	9,158	1,464,535

Total gross profit	$487,873	$4,069,955

Gross profit from our mushroom growing business decreased $3,582,082 for the six months ended June 30, 2015 compared to the same period of 2014. The decrease primarily resulted from the cumulative effect of sales price and volume decreases for our fresh mushrooms, mushroom seeds and dried mushrooms due to the lower demand caused by the Chinese government anti-corruption campaign which led to fewer gifts of mushrooms.

4. Depreciation and amortization

For the six months ended June 30, 2015, our depreciation and amortization was $425,793, representing an increase of $63,703 compared to the six months ended June 30, 2014. The increase was primarily a result of the new built workshop for soy source in June of 2014 that was be depreciated from July of 2014 and the new buildings in April of 2015 that was be depreciated from May of 2015.

5. Bad debt

The bad debt represented an allowance for doubtful receivable accounts. For the six months ended June 30, 2015, our bad debt was $0, representing a decrease of $1,141,225 compared to the six months ended June 30, 2014, resulting from the total $1,141,225 due from a related party was written off in the first half year of 2014.

6. Other income (expense)

Other income (expense) is used to record the Company’s non-operating income, such as interest expense, government grants and adjustments of allowance for doubtful receivable accounts. For the six months ended June 30, 2015, the other income (expense) of ($2,537,247) compared to ($72,440) compared to the six months ended June 30, 2014. The increase in other expense is primarily due to the amortization of the convertible debt discount of $2,510,000 which was amortized into interest expense after the convertible debts were converted into common shares.

7. Income taxes

In accordance with the relevant tax laws, the Company statutory rate was 0% and 0% for the six months ended June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources:

To date, our operations have been funded by contributions from “due to related parties” and the net cash provided by operations. As a result, at June 30, 2015 we had $1,031,352 of current assets and $611,415 of current liabilities mainly consisting of the $486,982 due to related parties and $124,433 of other payable and accrued liabilities. We had a working capital of $419,937 as of June 30, 2015. As our business went down as the bad market situation, the working capital is likely not enough and there is a liquidity risk for the coming period. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. For the due to related party, the shareholders promised that they would not demand repayment from the Company with in next fiscal year.

We believe that our operations will provide sufficient net cash to fund our business for the next 12 months. During the six months ended June 30, 2015, we had cash provided by operating activities was $634,807.

Cash flow for the six months ended June 30, 2015 and 2014

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2015 was $634,807, which was primarily due to (i) net loss before non-controlling interests of $3,041,075, (ii) depreciation and amortization of fixed assets and land use rights in the amount of $425,793, (iii) imputed interest of $27,127, (iv) debt discount amortization $2,510,000 and (v) a total increase of $712,962 in assets and liabilities.

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

Investing Activities

No investing activity took place for the six months ended June 30, 2015.

Net cash used in investing activities was $4,260,369, which was primarily due to (i) the cash paid for fix assets $681,230, (ii) the cash paid for long term investment $2,437,914, (iii) the loan to a related party $1,141,225.

Financing activities

No financing activity took place for the six months ended June 30, 2015.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2015 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weakness described below. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Material Weaknesses

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2015. In making the assessment, management used the framework in “Internal Control –Integrated Framework” promulgated in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on that assessment, our principal executive officer and principal financial and accounting officer concluded that our internal control over financial reporting was not effective as of June 30, 2015 because a material weakness existed in our internal control over financial reporting related to the classification of certain costs and expenses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal proceedings and nor are we aware of any proceedings threatened against us.

Item 1A. Risk Factors

Not required for Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

101***	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.
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

August 19, 2015	China Liaoning Dingxu Ecological Agriculture Development, Inc.

	By:	/s/ Chin Yung Kong
Chin Yung Kong Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer (Principal Executive, Financial and Accounting Officer)