Form 10-K
period 2015-12-31
China Liaoning Dingxu Ecological Agriculture Development, Inc.
filed 2019-01-10
CIK 1501958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2015

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

224 Datura St.

West Palm Beach, FL 33401

(Address of Principal Executive Offices)

561-570-4301

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. . See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates computed based on the closing sales price of such stock on December 31, 2018 was $_____________.

The number of shares outstanding of the registrant’s common stock, as of December 09, 2015, was 13,845,233 shares.

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

Main Products

We mainly produced and sold three types of products:

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

Our transfer agent is Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301 Clearwater, Florida 33760, Office phone: 727-289-0010.

Dividend Policy

We did not pay any cash dividends on our common stock in the years ended December 31, 2014 and December 31, 2015. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

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

Enterprise income tax

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the operating subsidiary is exempted from enterprise income tax from 2010 to 2015. Accordingly, the Company statutory rate was 0% and 0% for the year ended December 31, 2014 and 2015, respectively.

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

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the Company is exempted from VAT from 2010 to 2017.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2015 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weakness described below. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Remediation of Material Weakness

The Company intends to establish the following remediation efforts:

(1)	Commence a process and procedure to locate, and nominate for election to the Company’s board of directors, independent directors, including at least one individual qualified to be an audit committee financial expert;

(2)	At such time as independent directors are elected to the Company’s board of directors, establish an independent audit committee;

(3)	Commence a process and procedure to locate and hire qualified individuals to act as Chief Financial Officer and/or Chief Accounting Officer; and

(4)	Under the supervision of the Audit Committee and with the assistance of the Chief Executive Officer and Chief Financial Officer procure the resources, appoint additional personnel and establish the procedures necessary to produce Internal Controls over Financial Reporting that will be effective as evaluated under the framework in “Internal Control – Integrated Framework” promulgated in 2015 by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Daniel Sobolewski is versatile in financial services. Using his longtime experience in finance, sales, and his corporate development skills, that are backed by his large pool of business contact, it did not take long for him to make a success in multiple corporate transaction, and past endeavors. Mr. Sobolewski is supported by multiple experienced CPAs that work in both Private and Public sectors. He also sustains multiple ongoing successful relationships with consultants with expertise in Public Companies, Equity Financing and Investment Banking. Mr. Sobolewski has been a successful entrepreneur since the young age of twenty-one, and has held multiple Executive Positions over the years. Mr. Sobolewski specializes in Interim Management coupled with his expertise of Corporate Development to uniquely assist both Private and Public trading companies.

Daniel Sobolewski is Forty-One years of age, and is a Father of his two children. Mr. Sobolewski is currently a resident in the Orlando, FL. area, and spends a lot of his time working in West Palm Beach, FL.

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

Compliance with Section 16(A) of The Securities Exchange Act of 1934

In the year ended December 31, 2015, none of our officers, directors or 10 percent or greater shareholders have been required to file the reports required under Section 16(a).

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

Outstanding Equity Awards at Fiscal Year-End

None in the year ended December 31, 2015.

Stock Option and Awards Plan

None in the year ended December 31, 2015.

Director Compensation

None in the year ended December 31, 2015.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policy for Approval of Related Party Transactions

We do not currently have a formal related party approval policy for review and approval of transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Director Independence

We do not have any independent Director as defined by a national securities exchange.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable.

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

China Liaoning DingXu Ecological Agriculture DevelopmenT, INC.

By:	/s/ Daniel Sobolewski
Daniel Sobolewski Interim Chief Executive Officer

Date:  January 10, 2019

China Liaoning Dingxu Ecological Agriculture Development, Inc.

Balance Sheet

As at December 31, 2015 (Unaudited)

		As at December 31, 2015
	Notes	(Unaudited)
		($)
ASSETS
Current Assets
Cash and cash equivalents / (overdraft)	4	(1,345,794)
Inventory	5	131,405
Other current assets	6	90,581

Total Current Assets		(1,123,807)

Land use right	7	4,982,463
Property, plant and equipment, net	8	11,873,653
Prepaid lease for land	9	1,521,640

Total Assets		17,253,949

EQUITY & LIABILITIES

Current Liabilities
Accounts payables	10	104,639
Accrued expense	11	16,172
Due to related parties	12	475,142

Total Current Liabilities		595,953

Long term payable	13	1,527,265

Total Liabilities		2,123,218

SHAREHOLDER'S EQUITY

Common stock ($0.001 par value; 75,000,000 shares authorized; par value US$0.01;		13,845
Additional paid in capital		21,351,738
Accumulated deficit		(5,698,667)
Accumulated other comprehensive income		(686,806)
Non-controlling interests		150,622

Total Stockholders’ Equity		15,130,731

Total Liabilities and Stockholders’ Equity		17,253,949

See accompanying notes to financial statements.

China Liaoning Dingxu Ecological Agriculture Development, Inc.

Statement of Profit and loss

For the year ended December 31, 2015

For the year ended December 31, 2015

(Amount in $)

Net revenue	107,813
Cost of revenue	(167,976)
Gross profit	(60,163)

Operating expenses
Depreciation and amortization	(178,399)
Bad debts	–
General and administrative	(659,911)

Income / (Loss) from operations	(898,473)

Other Income / (expense)
Interest expense	(640,401)
Other income / (expense)	(47,061)

Income / (loss) before provision for tax	(1,585,935)

Provision for income tax	–

Net income / (loss) before non-controlling interest	(1,585,935)

Less: net income / (loss) attributable to non-controlling interest	(3,293)

Net income / (loss)	(1,582,642)

Other Comprehensive income / (loss):

Unrealized foreign currency translation gain (loss)	(734,939)
Less: net income / (loss) attributable to non-controlling interest	(3,353)

Total Comprehensive income / (loss)	(2,314,229)

See accompanying notes to financial statements.

China Liaoning Dingxu Ecological Agriculture Development, Inc.

Statement of Shareholders' Equity

As at December 31, 2015 (Unaudited)

	Common Stock		Additional Paid in	Accumulated Profit/	Accumulated Other Comprehensive	Non-controlling	Total Stockholders’
	Shares	Par	capital	(Deficit)	Income	Interests	Equity
	Amount is $
As at September 30, 2015 (Unaudited)	13,845,233	13,845	21,351,738	(4,116,025)	48,133	157,267	17,454,958

Profit / (loss) for the period				(1,582,642)			(1,582,642)

Other comprehensive income / (loss)					(734,939)		(734,939)

Share of Non-controlling interest						(6,645)	(6,645)

As at December 31, 2015 (Unaudited)	13,845,233	13,845	21,351,738	(5,698,667)	(686,806)	150,622	15,130,731

See accompanying notes to financial statements.

China Liaoning Dingxu Ecological Agriculture Development, Inc.

Statement of cashflows

As at December 31, 2015 (Unaudited)

2015
Cash flow from operating activities

(Loss) / profit before income tax	(1,585,935)

Adjustments to reconcile income to cash provided by operating activities:

Bad debt	–
Depreciation and amortization	178,399
Amortization of prepaid lease	47,061

(1,360,476)
Changes in working capital

Decrease / (increase) in other receivables	–
Decrease / (increase) in inventory	(6,257)
Decrease / (increase) in other current assets	(4,313)
Decrease / (increase) in accounts payable	3,048
(Decrease) / increase in Other payables and accrued expenses	317
(7,206)

Net cash flow from operating activities	(1,367,682)

Cash flow from investing activities

Loan to related parties	–
Cash paid for long term investment	–
Additions in property, plant and equipment	–

Cash flow from / (used) in investing activities	–

Cash flow from financing activities

Proceeds from related parties	–

Cash flow from financing activities	–

Increase/(decrease) in cash and cash equivalents	(1,367,682)

Effect of foreign exchange translation	(738,292)

Cash and cash equivalents at beginning of the period	760,179

Cash and cash equivalents at end of the year	(1,345,794)

See accompanying notes to financial statements.

China Liaoning Dingxu Ecological Agriculture Development, Inc.

Notes to the Financial Statements

For the year ended December 31, 2015

1. LEGAL STATUS AND OPERATIONS

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

China Liaoning DingXu Ecological Agriculture Development Co, Ltd ., a BVI company (“DingXu BVI”) was incorporated under the laws of British Virgin Islands on April 15, 2011. Chin Yung Kong was the sole shareholder and director of DingXu BVI.

The Company is primarily engaged in the growing, marketing, producing and selling of agriculture products in People’s Republic of China (“PRC”).

2. BASIS OF PREPARATION

2.1 Statement of compliance

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") on a going concern.

2.2 Accounting Convention

These financial statements have been prepared on the basis of 'historical cost convention using accrual basis of accounting except as otherwise stated in the respective accounting policies notes.

Going concern

The accompanying unaudited financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company historically has experienced significant losses and negative cash flows from operations. Further, the Company does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.3 Critical accounting estimates and judgements

The preparation of financial statements in conformity with the approved accounting standards require management to make judgements, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, income and expenses. The estimates and associated assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis of making the judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognised in the period in which the estimates are revised if the revision affects only that period, or in the period of the revision and future periods.

The areas involving higher degree of judgment and complexity, or areas where assumptions and estimates made by the management are significant to the financial statements are as follows:

i) Equipment - estimated useful life of property, plant and equipment (note - 3.8)

ii) Provision for doubtful debts (note - 3.4)

iii) Provision for income tax (note - 3.1)

3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

3.1 Income tax

The tax expense for the year comprises of income tax, and is recognized in the statement of earnings. The income tax charge is calculated on the basis of the tax laws enacted or substantively enacted at the balance sheet date. Management periodically evaluates positions taken in tax returns with respect to situations in which applicable tax regulation is subject to interpretation and establishes provisions where appropriate on the basis of amounts expected to be paid to the tax authorities.

Deferred income tax is accounted for using the balance sheet liability method in respect of all temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax bases used in the computation of taxable profit. Deferred income tax liabilities are recognised for all taxable temporary differences and deferred income tax assets are recognised to the extent that it is probable that taxable profits will be available against which the deductible temporary differences and unused tax losses can be utilized. Deferred income tax is calculated at the rates that are expected to apply to the period when the differences are expected to be reversed.

3.2 Trade and other payables

Liabilities for trade and other amounts payable are carried at cost, which is the fair value of the consideration to be paid in future for goods and services received, whether or not billed to the Company.

3.3 Provisions

A provision is recognized in the financial statements when the Company has a legal or constructive obligation as a result of past events and it is probable that an outflow of resources embodying economic benefits will be required to settle the obligation and a reliable estimate can be made of the amount of obligation.

3.4 Accounts Receivable

Accounts receivable are non-interest bearing obligations due under normal course of business. The management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of period ended is adequate.

3.5 Contingent liabilities

A contingent liability is disclosed when the Company has a possible obligation as a result of past events, the existence of which will be confirmed only by the occurrence or non-occurrence, of one or more uncertain future events, not wholly within the control of the Company; or when the Company has a present legal or constructive obligation, that arises from past events, but it is not probable that an outflow of resources embodying economic benefits will be required to settle the obligation, or the amount of the obligation cannot be measured with sufficient reliability.

3.6 Financial liabilities

Financial liabilities are recognized when the Company becomes party to the contractual provision of the instruments and the Company loses control of the contractual right that comprise the financial liability when the obligation specified in the contract is discharged, cancelled or expired. The Company classifies its financial liabilities in two categories: at fair value through profit or loss and financial liabilities measured at amortized cost. The classification depends on the purpose for which the financial liabilities were incurred. Management determines the classification of its financial liabilities at initial recognition.

(a) Financial liabilities at fair value through profit or loss

Financial liabilities at fair value through profit or loss are financial liabilities held for trading. A financial liability is classified in this category if incurred principally for the purpose of trading or payment in the short-term. Derivatives (if any) are also categorized as held for trading unless they are designated as hedges.

(b) Financial liabilities measured at amortized cost

These are non-derivative financial liabilities with fixed or determinable payments that are not quoted in an active market. These are recognized initially at fair value, net of transaction costs incurred and are subsequently stated at amortized cost; any difference between the proceeds (net of transaction costs) and the redemption value is recognized in the profit and loss account.

3.6.1 Derivative financial instruments and hedge accounting

Derivatives are recognised initially at fair value, any directly attributable transaction costs are recognised in profit or loss as they are incurred. Subsequent to initial recognition, derivatives are measured at fair value, and changes therein are generally recognised in profit and loss account.
The Company also holds derivative financial instruments to hedge its foreign currency exposures. Embedded derivatives are separated from the host contract and accounted for separately if certain criteria are met.

(a) Fair value hedge

Derivatives which are designated and qualify as fair value hedge, changes in the fair value of such derivatives are recorded in the profit and loss account, together with any changes in the fair value of the hedged asset or liability that are attributable to the hedged risk.

(b) Cash flow hedges

When a derivative is designated as cash flow hedging instrument, the effective portion of changes in the fair value of the derivative is recognised in other comprehensive income and accumulated in the hedging reserve. Any ineffective portion of changes in the fair value of the derivative is recognised immediately in profit or loss.

The amount accumulated in equity is retained in other comprehensive income and reclassified to profit or loss in the same period or periods during which the hedged item affects profit or loss.

If the hedging instrument no longer meets the criteria for hedge accounting, expires or is sold, terminated or exercised, or the designation is revoked, then hedge accounting is discontinued prospectively. If the forecast transaction is no longer expected to occur, then the amount accumulated in equity is reclassified to profit or loss.

3.7 Property, plant and equipment

All equipments are stated at cost less accumulated depreciation and impairment loss.The cost of fixed assets includes its purchase price, import duties and non-refundable purchase taxes and any directly attributable costs of bringing the asset to its working condition and location for its intended use.

Depreciation on additions to property, plant and equipment is charged, using straight line method, on pro rata basis from the month in which the relevant asset is acquired or capitalized, upto the month in which the asset is disposed off. Impairment loss, if any, or its reversal, is also charged to income for the year. Where an impairment loss is recognized, the depreciation charge is adjusted in future periods to allocate the asset’s revised carrying amount, less its residual value, over its estimated useful life. Estimated useful life of assets is as follows:

Building	20 years
Plant and equipment	5-10 years
Office equipment	3-5 years
Vehicles	4 years

Maintenance and normal repair costs are expensed out as and when incurred. Major renewals and improvements are capitalized and assets so replaced, if any are retired.

Gains and losses on disposal of fixed assets, if any, are recognized in statement of profit and loss.

3.8 Cash and cash equivalents

Cash and cash equivalents include cash in hand and deposits held at call with banks. For the purpose of the statement of cash flows, cash and cash equivalents comprises of bank balances and short term highly liquid investments subject to an insignificant risk of changes in value and with maturities of less than three months.

3.9 Revenue recognition

The Company derives revenue from the sale of selling fresh mushrooms, dried mushrooms, and mushroom seeds.

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the goods have been shiped to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

3.10 Functional and presentation currency

Items included in the financial statements are measured using the currency of the primary economic environment in which the Company operates. The functional currency of the Company is US (Dollars) and the functional currency of the Company’s operating subsidiaries and variable interest entities is the RMB. The financial statements are presented in US (Dollars) which is the Company's presentation currency. All financial information presented in US Dollars has been rounded to the nearest dollar unless otherwise stated.

3.11 Foreign currency transactions

Foreign currency transactions are translated into the functional currency using the exchange rate prevailing on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated into functional currency using the exchange rate prevailing at the statement of financial position date. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

3.12 Contingencies

The assessment of the contingencies inherently involves the exercise of significant judgment as the outcome of the future events cannot be predicted with certainty. The Company, based on the availability of the latest information, estimates the value of contingent assets and liabilities, which may differ on the occurrence / non-occurrence of the uncertain future event(s).

3.13 Stock based compensation

The Company recognizes compensation expense for stock-based compensation in accordance with generally accepted accounting principles. For employee stock-based awards, fair value of the award on the date of grant is calculated using the Black-Scholes method and the quoted price of the Company's common stock for stock options and unrestricted shares respectively;

The Company recognizes expense over the service period for awards expected to vest.

In case of non-employee stock-based awards, fair value of the award on the date of grant is calculated in the same manner as employee awards. However, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

The Black-Scholes option valuation model is used to estimate the fair value of the warrants or options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants or options granted.

3.14 Inventories

Inventories, except for stock in transit, are stated at lower of cost and net realizable value. Stock in transit is valued at cost comprising invoice value plus other charges thereon. Net realizable value is the estimated selling price in ordinary course of business less estimated costs of completion and selling expenses.

4 Cash

This represents cash in hand and cash deposited in bank accounts (current) by the Company.

5 Inventory

Opening balance	$125,148
Net movement during the period	6,257
$131,405

6 Other current assets

Opening balance	$86,268
Net movement during the period	4,313
$90,581

7 Land use right

Opening balance	$5,084,146
Net movement during the period	(101,683)
$4,982,463

8 Property, plant and equipment

Cost
Opening balance	$14,507,561
Net movement during the period	–
14,507,561

Accumulated Depreciation
Opening balance	(2,557,192)
Net movement during the period	(76,716)
(2,633,908)

Closing Book Value	$11,873,653

8.1 Property, plant and equipment, as the reporting date, comprises of:

Building	$13,654,077
Plant	748,007
Vehicles	32,912
Office equipment	72,565
14,507,561
Less: Accumulated depreciation	(2,633,908)
Closing balance	$11,873,653

9. Prepaid lease for land

Opening balance	$1,568,701
Net movement during the period	(47,061)
$1,521,640

9.1	Leases where substantially all the risks and rewards of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases net of any incentives received from the lessor are charged to the consolidated statements of operations on a straight-line basis over the terms of the underlying lease.

The Company records lease payments at cost less accumulated rent. The Company entered into a long term agreement with certain unrelated parties to rent land in 2010 and 2013. The lease payments are recorded as operating lease expenses using the straight line method during the contract period of 20 years and 17 years beginning at January 1, 2010 and December 25, 2013 respectively. The lease payments of $1,030,000 and $984,107 for the entire contract period were prepaid.

10 Account payables

Opening balance	$101,591
Net movement during the period	3,048
$104,639

11 Accrued expense

Opening balance	$15,855
Net movement during the period	317
$16,172

12 Due to related parties

Opening balance	$475,142
Net movement during the period	–
$475,142

13 Long term payable

Opening balance	$1,527,265
Net movement during the period	–
$1,527,265

14 Contingencies and Commitments

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As at the end of current reporting period, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations and there are no proceedings in which any directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to the Company’s interest.

