Form 10-K
period 2016-12-31
China Liaoning Dingxu Ecological Agriculture Development, Inc.
filed 2019-01-10
CIK 1501958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2016

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed based on the closing sales price of such stock on December 31, 2018 was $24,921.

The number of shares outstanding of the registrant’s common stock, as of December 9, 2015, was 13,845,233 shares.

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

Employees

As of December 31, 2016, we had no employees.

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

Our transfer agent is Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301 Clearwater, Florida 33760, Office phone: 727-289-0010.

Dividend Policy

We did not pay any cash dividends on our common stock in the years ended December 31, 2015 and December 31, 2016. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

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

Enterprise income tax

In accordance with the relevant tax laws in the PRC, as an agriculture growing enterprise, the operating subsidiary is exempted from enterprise income tax from 2010 to 2016. Accordingly, the Company statutory rate was 0% and 0% for the year ended December 31, 2015 and 2016, respectively.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2016 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weakness described below. As a result, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Remediation of Material Weakness

The Company intends to establish the following remediation efforts:

(1)	Commence a process and procedure to locate, and nominate for election to the Company’s board of directors, independent directors, including at least one individual qualified to be an audit committee financial expert;

(2)	At such time as independent directors are elected to the Company’s board of directors, establish an independent audit committee;

(3)	Commence a process and procedure to locate and hire qualified individuals to act as Chief Financial Officer and/or Chief Accounting Officer; and

(4)	Under the supervision of the Audit Committee and with the assistance of the Chief Executive Officer and Chief Financial Officer procure the resources, appoint additional personnel and establish the procedures necessary to produce Internal Controls over Financial Reporting that will be effective as evaluated under the framework in “Internal Control – Integrated Framework” promulgated in 2016 by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Compliance with Section 16(A) of The Securities Exchange Act of 1934

In the year ended December 31, 2016, none of our officers, directors or 10 percent or greater shareholders have been required to file the reports required under Section 16(a).

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

Outstanding Equity Awards at Fiscal Year-End

None in the year ended December 31, 2016.

Stock Option and Awards Plan

None in the year ended December 31, 2016.

Director Compensation

None in the year ended December 31, 2016.

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
Daniel Sobolewski Interim Chief Executive Officer

Date:  January 10, 2019

China Liaoning Dingxu Ecological Agriculture Development, Inc.

Balance Sheet

As at December 31, 2016 (Unaudited)

		As at December 31, 2016
	Notes	(Unaudited)
		($)
ASSETS
Current Assets
Cash and cash equivalents / (overdraft)	4	(8,029,555)
Inventory	5	159,724
Other current assets	6	110,102

Total Current Assets		(7,759,729)

Land use right	7	4,595,665
Property, plant and equipment, net	8	11,543,075
Prepaid lease for land	9	1,347,097

Total Assets		9,726,108

EQUITY & LIABILITIES

Current Liabilities
Accounts payables	10	117,772
Accrued expense	11	17,505
Due to related parties	12	475,142

Total Current Liabilities		610,419

Long term payable	13	4,027,765

Total Liabilities		4,638,184

SHAREHOLDER'S EQUITY

Common stock ($0.001 par value; 75,000,000 shares authorized; par value US$0.01;		13,845
Additional paid in capital		21,351,738
Accumulated deficit		(12,508,073)
Accumulated other comprehensive income		(3,891,232)
Non-controlling interests		121,647

Total Stockholders’ Equity		5,087,624

Total Liabilities and Stockholders’ Equity		9,726,108

See accompanying notes to financial statements.

China Liaoning Dingxu Ecological Agriculture Development, Inc.

Statement of Profit and loss

For the year ended December 31, 2016

For the year ended December 31, 2016

(Amount in $)

Net revenue	470,078
Cost of revenue	(732,396)
Gross profit	(262,318)

Operating expenses
Depreciation and amortization	(717,376)
Bad debts	–
General and administrative	(2,877,296)

Income / (Loss) from operations	(3,856,990)

Other Income / (expense)
Interest expense	(2,792,230)
Other income / (expense)	(174,543)

Income / (loss) before provision for tax	(6,823,763)

Provision for income tax	–

Net income / (loss) before non-controlling interest	(6,823,763)

Less: net income / (loss) attributable to non-controlling interest	(14,357)

Net income / (loss)	(6,809,406)

Other Comprehensive income / (loss):

Unrealized foreign currency translation gain (loss)	(3,204,426)
Less: net income / (loss) attributable to non-controlling interest	(14,618)

Total Comprehensive income / (loss)	(9,999,214)

See accompanying notes to financial statements.

China Liaoning Dingxu Ecological Agriculture Development, Inc.

Statement of Shareholders' Equity

As at December 31, 2016 (Unaudited)

	Common Stock		Additional Paid in	Accumulated Profit/	Accumulated Other Comprehensive	Non-controlling	Total Stockholders’
	Shares	Par	capital	(Deficit)	Income	Interests	Equity
	Amount is $
As at December 31, 2015 (Unaudited)	13,845,233	13,845	21,351,738	(5,698,667)	(686,806)	150,622	15,130,731

Profit / (loss) for the period				(6,809,406)			(6,809,406)

Other comprehensive income / (loss)					(3,204,426)		(3,204,426)

Share of Non-controlling interest						(28,975)	(28,975)

As at December 31, 2016 (Unaudited)	13,845,233	13,845	21,351,738	(12,508,073)	(3,891,232)	121,647	(5,087,924)

See accompanying notes to financial statements.

China Liaoning Dingxu Ecological Agriculture Development, Inc.

Statement of cashflows

As at December 31, 2016 (Unaudited)

2016
Cash flow from operating activities

(Loss) / profit before income tax	(6,823,763)

Adjustments to reconcile income to cash provided by operating activities:

Bad debt	–
Depreciation and amortization	717,376
Amortization of prepaid lease	174,543

(5,931,843)
Changes in working capital

Decrease / (increase) in other receivables	–
Decrease / (increase) in inventory	(28,319)
Decrease / (increase) in other current assets	(19,521)
Decrease / (increase) in accounts payable	13,133
(Decrease) / increase in Other payables and accrued expenses	1,333
(33,373)

Net cash flow from operating activities	(5,965,217)

Cash flow from investing activities

Loan to related parties	–
Cash paid for long term investment	–
Additions in property, plant and equipment	–

Cash flow from / (used) in investing activities	–

Cash flow from financing activities

Proceeds from long term finance	2,500,500

Cash flow from financing activities	2,500,500

Increase/(decrease) in cash and cash equivalents	(3,464,717)

Effect of foreign exchange translation	(3,219,044)

Cash and cash equivalents at beginning of the period	(1,345,794)

Cash and cash equivalents at end of the year	(8,029,555)

See accompanying notes to financial statements.

China Liaoning Dingxu Ecological Agriculture Development, Inc.

Notes to the Financial Statements

For the year ended December 31, 2016

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

4 Cash

This represents cash in hand and cash deposited in bank accounts (current) by the Company.

5 Inventory

Opening balance	$131,405
Net movement during the period	28,319
$159,724

6 Other current assets

Opening balance	$90,581
Net movement during the period	19,521
$110,102

7 Land use right

Opening balance	$4,982,463
Net movement during the period	(386,798)
$4,595,665

8 Property, plant and equipment

Cost
Opening balance	$14,507,561
Net movement during the period	–
14,507,561

Accumulated Depreciation
Opening balance	(2,633,908)
Net movement during the period	(330,579)
(2,964,486)

Closing Book Value	$11,543,075

8.1 Property, plant and equipment, as the reporting date, comprises of:

Building	$13,654,077
Plant	748,007
Vehicles	32,912
Office equipment	72,565
14,507,561
Less: Accumulated depreciation	(2,964,486)
Closing balance	$11,543,075

9. Prepaid lease for land

Opening balance	$1,521,640
Net movement during the period	(174,543)
$1,347,097

9.1	Leases where substantially all the risks and rewards of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases net of any incentives received from the lessor are charged to the consolidated statements of operations on a straight-line basis over the terms of the underlying lease.

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

10 Account payables

Opening balance	$104,639
Net movement during the period	13,133
Closing balance	$117,772

11 Accrued expense

Opening balance	$16,172
Net movement during the period	1,333
Closing balance	$17,505

12 Due to related parties

Opening balance	$475,142
Net movement during the period	–
Closing balance	$475,142

13 Long term payable

Opening balance	$1,527,265
Net movement during the period	2,500,500
Closing balance	$4,027,765

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

