Form 10-Q
period 2018-09-30
China Liaoning Dingxu Ecological Agriculture Development, Inc.
filed 2019-01-10
CIK 1501958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2017, there were 13,845,233 shares of common stock of the registrant outstanding.

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

Item 1. Financial Statements

China Liaoning Dingxu Ecological Agriculture Development, Inc.

Balance Sheet

As at September 30, 2018 (Unaudited)

		As of
	Notes	September 30, 2018
		(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents/(overdraft)	4	$(9,438,000)
Inventory	5	224,748
Other current assets	6	154,925
Total Current Assets		(9,058,327)

Land use right	7	3,989,614
Property, plant and equipment, net	8	10,861,617
Prepaid lease for land	9	1,088,431
Total Assets		$6,881,335

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Account payable	10	$144,844
Accrued expenses	11	20,108
Due to related parties	12	475,142
Total Current Liabilities		640,094

Long term payable	13	19,027,765

Total Liabilities		19,667,859

Shareholders' Equity:

Common stock ($0.001 par value; 75,000,000 shares authorized; par value US$0.01;		13,845
Additional paid-in capital		21,351,738
Accumulated deficit		(24,613,042)
Accumulated other comprehensive income		(9,609,011)
Non-controlling interests		69,945

Total Stockholders' Equity		(12,786,524)

Total Liabilities and Stockholders' Equity		$6,881,336

See accompanying notes to unaudited consolidated financial statements.

China Liaoning Dingxu Ecological Agriculture Development, Inc.

Statement of Profit and Loss

For the quarter ended September 30, 2018

The nine months ended
September 30, 2018

Net revenue	$109,159
Cost of revenue	(170,073)

Gross profit	(60,914)

Operating expenses
Depreciation and amortization	(187,613)
Bad debts	–
General and administrative	(668,149)

Income/(Loss) from operations	(916,676)

Other Income / (expense)
Interest expense	(648,395)
Other income / (expense)	(33,663)

Income / (loss) before provision for tax	(1,598,734)

Provision for income tax	–

Net income / (loss) before non-controlling interest	$(1,598,734)

Less: net income / (loss) attributable to non-controlling interest	(3,334)

Net income / (loss)	$(1,595,400)

Other Comprehensive income / (loss):
Unrealized foreign currency translation gain (loss)	(744,113)
Less: net income / (loss) attributable to non-controlling interest	(3,395)

Total Comprehensive income / (loss)	(2,336,119)

See accompanying notes to unaudited consolidated financial statements.

China Liaoning Dingxu Ecological Agriculture Development, Inc.

Statement of Cash Flows

As at September 30, 2018 (Unaudited)

2018

Cash flows from operating activities:
(Loss) / profit before income tax	$(1,598,734)
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt	–
Depreciation and amortization	187,613
Amortization of prepaid lease	33,663
Changes in working capital
Decrease/(increase) in other receivables	–
Decrease/(increase) in inventory	(10,702)
Decrease/(increase) in other current assets	(7,377)
Decrease/(increase) in accounts payable	4,219
(Decrease)/increase in other payables and accrued expenses	394
Net cash flow used in operating activities	(1,390,925)

Cash flows from investing activities:
Loan to related parties	–
Cash paid for long term investment	–
Additions in property, plant and equipment	–
Net cash flows provided by investing activities	–

Cash flows from financing activities:
Proceeds from long term finance	–
Net cash provided by financing activities	–

Increase/(decrease) in cash and cash equivalents	$(1,390,925)

Effect of foreign exchange translation	(747,508)

Cash and cash equivalents at beginning of period	(7,299,568)

Cash and cash equivalents at end of period	$(9,438,000)

See accompanying notes to unaudited consolidated financial statements.

China Liaoning Dingxu Ecological Agriculture Development, Inc.

Notes to the Financial Statements

For the quarter ended September 30, 2018

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

4 Cash

This represents cash in hand and cash deposited in bank accounts (current) by the Company.

5 Inventory

Opening balance	$214,046
Net movement during the period	10,702
$224,748

6 Other current assets

Opening balance	$147,548
Net movement during the period	7,377
$154,925

7 Land use right

Opening balance	$4,071,035
Net movement during the period	(81,421)
$3,989,614

8 Property, plant and equipment

Cost
Opening balance	$14,507,561
Net movement during the period	–
14,507,561

Accumulated Depreciation
Opening balance	(3,539,752)
Net movement during the period	(106,193)
(3,645,944)

Closing Book Value	$10,861,617

8.1 Property, plant and equipment, as the reporting date, comprises of:

Building	$13,654,077
Plant	748,007
Vehicles	32,912
Office equipment	72,565
14,507,561
Less: Accumulated depreciation	(3,645,944)
Closing balance	$10,861,617

9. Prepaid lease for land

Opening balance	$1,122,094
Net movement during the period	(33,663)
$1,088,431

9.1	Leases where substantially all the risks and rewards of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases net of any incentives received from the lessor are charged to the consolidated statements of operations on a straight-line basis over the terms of the underlying lease.

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

10 Account payables

Opening balance	$140,626
Net movement during the period	4,219
$144,844

11 Accrued expense

Opening balance	$19,714
Net movement during the period	394
$20,108

12 Due to related parties

Opening balance	$475,142
Net movement during the period	–
$475,142

13 Long term payable

Opening balance	$19,027,765
Net movement during the period	–
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

Item 16.    Exhibits and Financial Statement Schedules

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

16

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Liaoning DingXu Ecological Agriculture DevelopmenT, INC.

By:	/s/ Daniel Sobolewski
Daniel Sobolewski Interim Chief Executive Officer

Date:  January 10, 2019