Form 10-Q
period 2022-06-30
China Liaoning Dingxu Ecological Agriculture Development, Inc.
filed 2023-05-08
CIK 1501958

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

17800 Castleton St,

City of Industry, CA, 91748

(Address of Principal Executive Offices)

812-933-8888

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2023, there were 14,845,619 shares of common stock of the registrant outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

China Liaoning Dingxu Ecological Agriculture Development, Inc.

Balance Sheet

	Six Months ending	Year Ending
	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Checking/Savings	$46,305	$46,305
Other Current Assets	–	–
Total Current Assets	46,305	46,305
Fixed Assets	–	–
Other Assets	–	–
TOTAL ASSETS	$46,305	$46,305

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Other Current Liabilities
Accrued Expense	$2,100	$1,800
Due to related Parties	65,500	65,500
Payroll Liabilities	–	–
Total Other Current Liabilities	67,600	67,300
Total Current Liabilities	67,600	67,300
Total Long Term Liabilities	–	–
Total Liabilities	67,600	67,300

Equity
Accumulated Other Income	(9,609,011)	(9,609,011)
Additional Paid In Capital	21,351,738	21,351,738
Common Stock $.001	14,845	14,845
Non-Controlling Interest	69,945	69,945
Retained Earnings	(11,848,512)	(11,844,542)
Net Income	(300)	(3,970)
Total Equity	(21,295)	(20,995)
TOTAL LIABILITIES & EQUITY	$46,305	$46,305

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Liaoning Dingxu Ecological Agriculture Development, Inc.

Profit & Loss

	Three Months ending	Three Months ending	Six Months ending	Six Months ending
	Apr - Jun 22	Apr - Jun 21	Jan - Jun 22	Jan - Jun 21
Ordinary Income/Expense
Total Income	$–	$–	$–	$–
Total COGS	–	–	–	–
Gross Profit	–	–	–	–

Expense
Bank Charges/Fees	–	64	–	80
Computer and Internet	–	–	–	–
Depreciation Expense	–	–	–	–
Dues & Subscriptions	–	–	–	–
General/Admin Expense	–	–	–	–
Interest Expense	–	–	–	–
Office Supplies	–	–	–	–
Payroll Expenses	–	–	–	–
Total Professional Fees	–	300	300	600
Rent Expense	–	–	–	–
Total Expense	–	364	300	680

Net Ordinary Income	–	(364)	(300)	(680)

Other Income/Expense
Other Income	–	–	–	–
Other Expense	–	–	–	–
Net Other Income	–	–	–	–
Net Income	$–	$(364)	$(300)	$(680)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Liaoning Dingxu Ecological Agriculture Development, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE and SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Three and Six months ended June 30, 2022 (Unaudited)

	Number of Common Shares	Par Value of Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Shareholder’s Equity
BALANCE AT December 31, 2021	14,845,619	$14,845	$21,351,738	$(11,848,512)	$(9,609,011)	$69,945	$(20,995)
Net Loss - 3.31.22	–	–	–	–	–	–	–
Other Comprehensive Income/(Loss)	–	–	–	(300)	–	–	(300)
Shares of Non-Controlling	–	–	–	–	–	–	–
BALANCE AT March 31, 2022	14,845,619	$14,845	$21,351,738	$(11,848,812)	$(9,609,011)	$69,945	$(21,295)
Net Loss - 6.30.22	–	–	–	–	–	–	–
Other Comprehensive Income/(Loss)	–	–	–	–	–	–	–
Shares of Non-Controlling	–	–	–	–	–	–	–
BALANCE AT June 30, 2022	14,845,619	$14,845	$21,351,738	$(11,848,812)	$(9,609,011)	$69,945	$(21,295)

Three and Six months ended June 30, 2021 (Unaudited)

	Number of Common Shares	Par Value of Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Shareholder’s Equity
BALANCE AT December 31, 2020	14,845,619	$14,845	$21,351,738	$(11,844,542)	$(9,609,011)	$69,945	$4,676
Net Loss - 3.31.21	–	–	–	(316)	–	–	(316)
Due to related Party	–	–	–	–	–	–	(16)
Shares of Non-Controlling	–	–	–	–	–	–	–
BALANCE AT March 31, 2021	14,845,619	$14,845	$21,351,738	$(11,844,858)	$(9,609,011)	$69,945	$4,660
Net Loss - 6.30.21	–	–	–	(364)	–	–	(364)
Due to related Party	–	–	–	–	–	–	(64)
Shares of Non-Controlling	–	–	–	–	–	–	–
BALANCE AT June 30, 2021	14,845,619	$14,845	$21,351,738	$(11,844,222)	$(9,609,011)	$69,945	$4,596

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Liaoning Dingxu Ecological Agriculture Development, Inc.

Cash Flow

	Six Months ending	Six Months ending
	Jan - Jun 21	Jan - Jun 22
OPERATING ACTIVITIES
Net Income	$(680)	$(300)
Adjustments to reconcile Net Income to net cash provided by operations:
Inventory	–	–
Other Current Assets	–	–
Accounts Payable	–	–
Accrued Expense	600	300
Due to related Parties	–	–
Payroll Liabilities	–	–
Net cash provided by Operating Activities	(80)	–

INVESTING ACTIVITIES
Land Right Use	–	–
Prepaid Lease	–	–
Property Plant & Equipment	–	–
Net cash provided by Investing Activities	–	–

FINANCING ACTIVITIES
Long Term Payable	–	–
Accumulated Other Income	–	–
Additional Paid In Capital	–	–
Capital Stock	–	–
Common Stock $.001	–	–
Dividends Paid	–	–
Non-Controlling Interest	–	–
Opening Balance Equity	–	–
Retained Earnings	–	–
Net cash provided by Financing Activities	$–	$–
Net cash increase for period	(80)	–
Cash at beginning of period	4,675	–
Cash at end of period	$4,595	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Liaoning Dingxu Ecological Agriculture Development, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the balance sheet as of June 30, 2022 which has been derived from unaudited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Form 10-K for the year ended December 31, 2021.

2.       DESCRIPTION OF BUSINESS AND ORGANIZATION

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances were eliminated in consolidation. As of June 30, 2022, there was no subsidiary held by the Company.

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheet, and the reported revenue and expenses during the periods reported. Actual results may differ from these estimates.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2022, the Company incurred a loss before income tax of $300 and used cash in operations of $0. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2021 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. Despite the amount of funds that we have raised, no assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, prepayments, amount due to a director and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

The Company follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Observable inputs such as quoted prices in active markets;

•	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions information regarding the impact of the adoption of ASC 842 on the Company’s financial statements.

Recent accounting pronouncements

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the new standard effective January 1, 2018, and the standard did not have a material impact on our financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. We adopted the new standard effective January 1, 2018 on a prospective basis. The new standard did not have a material impact on our consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4.       PREPAID EXPENSES AND OTHER RECEIVABLES

None.

5.       ACCRUED LIABILITIES

The accrued liabilities as of June 30, 2022 included the transfer agent’s fee of $300, while the accrued liabilities as of December 31, 2021 included the transfer agents of $1,800.

6.       AMOUNT DUE TO RELATED PARTY

As of June 30, 2022, and December 31, 2021, our directors has loaned to the Company $65,500 and $65,500 as working capital, respectively. This loan is unsecured, non-interest bearing and due on demand.

7.       STOCKHOLDERS’ EQUITY

As of June 30, 2022, and December 31, 2021, there were 14,845,619 and 14,845,619 shares of common stock issued and outstanding respectively.

There were no stock options, warrants or other potentially dilutive securities outstanding as of June 30, 2022.

8.       SUBSEQUENT EVENTS

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis

This section of the Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

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

The Company engages in the business of growing, producing, marketing and selling fresh mushrooms, dried mushrooms, and mushroom seeds through its affiliated VIE, LiaoNing DingXu. Currently the Company has no operations.

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

The Company was engaged in the business of growing, producing, marketing and selling fresh mushrooms, dried mushrooms, and mushroom seeds through its affiliated VIE, LiaoNing DingXu. Currently the Company has no operations.

As at June 30, 2021, the Company was not engaged in continued business. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business unless we obtain additional capital. No substantial revenues from our planned business model are anticipated until we have raised sufficient monies to implement our business model. The Company will need to seek capital from other resources such as private placements in the Company’s common stock or debt financing, which may not even be available to the Company. However, if such financing were available, because we are a development stage company with no or limited operations to date, it would likely have to pay additional costs associated with such financing and in the case of high-risk loans be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such financing. If the company cannot raise additional proceeds via such financing, it would be required to cease business operations.

As of June 30, 2021, we had $4,659.53 in cash as compared to $NIL as at December 30, 2020. As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to fund the expenses related to the implementation of our business and continue maintaining a reporting status.

Results of Operations

At June 30, 2021, the Company was not engaged in continued business. There is minimal historical operational information about us on which to base an evaluation of our performance. Due to a lack of funding, we have not implemented our business operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible delays in our planned product development.

We had $NIL in revenue for the three-month period ended June 30, 2022. Total expenses in the three-month period ended June 30, 2022 were $0 as compared to total expenses for the three month period ended June 30, 2021 of $364 resulting in a net loss for the three month period ended June 30, 2022 of $0 as compared to a net loss of $364 for the three month period ended June 30, 2021. The net loss for the three month period ended June 30, 2022 is a result of Nil, as compared to the net loss for the three month period ended June 30, 2021 of $364 is a result of Bank Fees of $64 and Professional fees of $300 comprised of accounting expense.

We had $NIL in revenue for the six-month period ended June 30, 2022. Total expenses in the six-month period ended June 30, 2022 were $300 as compared to total expenses for the six-month period ended June 30, 2021 of $680 resulting in a net loss for the six-month period ended June 30, 2022 of $0 as compared to a net loss of $680 for the three month period ended June 30, 2021. The net loss for the six-month period ended June 30, 2022 is a result of Professional fees of $600 comprised accounting expense, as compared to the net loss for the six-month period ended June 30, 2020 of $680 is a result of Bank Fees of $80 and Professional fees of $600 comprised of accounting expense.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guaranteed contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of June 30, 2021, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Included in Exhibit 31.1

**	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2023

China Liaoning Dingxu Ecological Agriculture Development, Inc.

By:	/s/ Huijun (David) He
Huijun (David) He
President, Chief Executive Officer
(Principal Executive Officer) and Director

By:	/s/ Huijun (David) He
Huijun (David) He
Principal Accounting Officer

