Form 10-Q
period 2022-09-30
China Liaoning Dingxu Ecological Agriculture Development, Inc.
filed 2023-05-15
CIK 1501958

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of May 6, 2023, there were 14,845,619 shares of common stock of the registrant outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

China Liaoning Dingxu Ecological Agriculture Development, Inc.

Balance Sheet

	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Total Checking/Savings	$46,305	$46,305
Total Other Current Assets	–	–
Total Current Assets	46,305	46,305
Total Fixed Assets	–	–
Other Assets	–	–
TOTAL ASSETS	$46,305	$46,305

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Other Current Liabilities
Accrued Expense	$2,100	$1,800
Due to related Parties	81,058	81,058
Payroll Liabilities	–	–
Total Other Current Liabilities	83,158	82,858
Total Current Liabilities	83,158	82,858
Total Long Term Liabilities	–	–
Total Liabilities	83,158	82,858
Equity
Accumulated Other Income	(9,609,011)	(9,609,011)
Additional Paid In Capital	21,351,738	21,351,738
Common Stock $.001	14,845	14,845
Non-Controlling Interest	69,945	69,945
Retained Earnings	(11,864,069)	(11,844,542)
Net Income	(300)	(19,527)
Total Equity	(36,852)	(36,552)
TOTAL LIABILITIES & EQUITY	$46,305	$46,305

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Liaoning Dingxu Ecological Agriculture Development, Inc.

Profit & Loss

	Three Months ending	Three Months ending	Nine Months ending	Nine Months ending
	Jul - Sept 22	Jul - Sept 21	Jan - Sept 22	Jan - Sept 21
Ordinary Income/Expense
Total Income	$–	$–	$–	$–
Total COGS	–	–	–	–
Gross Profit	–	–	–	–

Expense
Bank Charges/Fees	–	78	–	158
Computer and Internet	–	–	–	–
Depreciation Expense	–	–	–	–
Dues & Subscriptions	–	2500	–	2500
General/Admin Expense	–	–	–	–
Interest Expense	–	–	–	–
Office Supplies	–	–	–	–
Payroll Expenses	–	–	–	–
Total Professional Fees	–	16,237	300	16,837
Rent Expense	–	–	–	–
Total Expense	–	18,815	300	19,495

Net Ordinary Income	–	(18,815)	(300)	(19,495)

Other Income/Expense
Total Other Income	–	–	–	–
Other Expense	–	–	–	–
Net Other Income	–	–	–	–
Net Income	$–	$(18,815)	$(300)	$(19,495)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Liaoning Dingxu Ecological Agriculture Development, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE and NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Three and Nine months ended September 30, 2022 (Unaudited)

	Number of Common Shares	Par Value of Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Shareholder’s Equity
BALANCE AT December 31, 2021	14,845,619	$14,845	$21,351,738	$(11,844,542)	(9,609,011)	$69,945	$(36,552)
Net Loss - 3.31.22	–	–	–	–	–	–	–
Other Comprehensive Income/(Loss)	–	–	–	(300)	–	–	(300)
Shares of Non-Controlling	–	–	–	–	–	–	–
BALANCE AT March 31, 2022	14,845,619	$14,845	$21,351,738	$(11,864,369)	(9,609,011)	$69,945	$(36,852)
Net Loss - 6.30.22	–	–	–	–	–	–	–
Other Comprehensive Income/(Loss)	–	–	–	–	–	–	–
Shares of Non-Controlling	–	–	–	–	–	–	–
BALANCE AT June 30, 2022	14,845,619	$14,845	$21,351,738	$(11,864,369)	$(9,609,011)	$69,945	$(36,852)
Net Loss - 9.30.22	–	–	–	–	–	–	–
Other Comprehensive Income/(Loss)	–	–	–	–	–	–	–
Shares of Non-Controlling	–	–	–	–	–	–	–
BALANCE AT September 30, 2022	14,845,619	$14,845	$21,351,738	$(11,864,369)	$(9,609,011)	$69,945	$(36,852)

Three and Nine months ended September 30, 2021 (Unaudited)

	Number of Common Shares	Par Value of Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Shareholder’s Equity
BALANCE AT December 31, 2020	14,845,619	$14,845	$21,351,738	$(11,844,542)	$(9,609,011)	$69,945	$(17,025)
Net Loss - 3.31.21	–	–	–	–	–	–	–
Other Comprehensive Income/(Loss)	–	–	–	(316)	–	–	(316)
Shares of Non-Controlling	–	–	–	–	–	$–	–
BALANCE AT March 31, 2021	14,845,619	$14,845	$21,351,738	$(11,844,858)	$(9,609,011	$69,945	$(17,341)
Net Loss - 3.31.21	–	–	–	–	–	–	–
Other Comprehensive Income/(Loss)	–	–	–	(364)	–	–	(364)
Shares of Non-Controlling	–	–	–	–	–	–	–
BALANCE AT June 30, 2021	14,845,619	$14,845	$21,351,738	$(11,845,222)	$(9,609,011)	$69,945	$(17,705)
Net Loss - 9.30.21	–	–	–	–	–	–	–
Other Comprehensive Income/(Loss)	–	–	–	(18,815)	–	–	(18,815)
Shares of Non-Controlling	–	–	–	–	–	–	–
BALANCE AT September 30, 2021	14,845,619	$14,845	$21,351,738	$(11,864,069)	$(9,609,011)	$69,945	$(36,520)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Liaoning Dingxu Ecological Agriculture Development, Inc.

Cash Flows

	Nine Months ending	Nine Months ending
	Jan - Sept 2022	Jan - Sept 2021
OPERATING ACTIVITIES
Net Income	$(300)	$(19,495)
Adjustments to reconcile Net Income to net cash provided by operations:
Inventory	–	–
Other Current Assets	–	–
Accounts Payable	–	15,557
Accrued Expense	300	600
Due to related Parties	–	–
Payroll Liabilities	–	–
Net cash provided by Operating Activities	–	(3,338)
INVESTING ACTIVITIES
Land Right Use	–	–
Prepaid Lease	–	–
Property Plant & Equipment	–	–
Net cash provided by Investing Activities	–	–
FINANCING ACTIVITIES
Long Term Payable	–	–
Accumulated Other Income	–	–
Additional Paid In Capital	–	–
Capital Stock	–	–
Common Stock $.001	–	–
Dividends Paid	–	–
Non-Controlling Interest	–	–
Opening Balance Equity	–	–
Retained Earnings	–	–
Net cash provided by Financing Activities	–	–
Net cash increase for period	–	(3,338)
Cash at beginning of period	46,305	4,675
Cash at end of period	$46,305	$1,337

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Liaoning Dingxu Ecological Agriculture Development, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

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

In the opinion of management, the balance sheet as of September 30, 2022 which has been derived from unaudited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021 or for any future period.

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

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances were eliminated in consolidation. As of September 30, 2022, there was no subsidiary held by the Company.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2022, the Company incurred a loss before income tax of $300 and used cash in operations of $0. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2021 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

4.       PREPAID EXPENSES AND OTHER RECEIVABLES

None.

5.       ACCRUED LIABILITIES

The accrued liabilities as of September 30, 2022 included the transfer agent’s fee of $2,100, while the accrued liabilities as of December 31, 2021 included the transfer agents of $1,800.

6.       AMOUNT DUE TO RELATED PARTY

As of September 30, 2022, and December 31, 2021, our directors has loaned to the Company $81,058 and $81,058 as working capital, respectively. This loan is unsecured, non-interest bearing and due on demand.

7.       STOCKHOLDERS’ EQUITY

As of September 30, 2022, and December 31, 2021, there were 14,845,619 and 14,845,619 shares of common stock issued and outstanding respectively.

There were no stock options, warrants or other potentially dilutive securities outstanding as of September 30, 2022.

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

As at September 30, 2022, the Company was not engaged in continued business. Although management is currently attempting to implement its business plan and is seeking additional sources of financing, there is no assurance the activity will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

As of September 30, 2022, we had $46,305.53 in cash as compared to $1,337.53 as at December 30, 2021. As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to fund the expenses related to the implementation of our business and continue maintaining a reporting status.

Results of Operations

At September 30, 2022, the Company was not engaged in continued business. There is minimal historical operational information about us on which to base an evaluation of our performance. Due to a lack of funding, we have not implemented our business operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible delays in our planned product development.

We had $NIL in revenue for the three-month period ended September 30, 2022. Total expenses in the three-month period ended September 30, 2022 were $0 as compared to total expenses for the three month period ended September 30, 2021 of $18,815 resulting in a net loss for the three month period ended September 30, 2022 of $0 as compared to a net loss of $18,815 for the three month period ended September 30, 2021.

We had $NIL in revenue for the nine-month period ended September 30, 2022. Total expenses in the nine-month period ended September 30, 2022 were $300 as compared to total expenses for the nine-month period ended September 30, 2021 of $19,495 resulting in a net loss for the nine-month period ended September 30, 2022 of $0 as compared to a net loss of $19,495 for the nine month period ended September 30, 2021. The net loss for the nine-month period ended September 30, 2022 is a result of Professional fees of $300 comprised accounting expense, as compared to the net loss for the nine-month period ended September 30, 2020 of $19,945 is a result of Bank Fees of $158, dues and subscriptions of $2,500 and Professional fees of $15,557 comprised of accounting expense.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of September 30, 2022, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

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

Item 6. Exhibits.

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

May 15, 2023

China Liaoning Dingxu Ecological Agriculture Development, Inc.

By:	/s/ Huijun (David) He
Huijun (David) He
President, Chief Executive Officer
(Principal Executive Officer) and Director

By:	/s/ Huijun (David) He
Huijun (David) He
Principal Accounting Officer

